Form 10KSB
period 2000-12-31
TECHNOLOGY VENTURES GROUP INC
filed 2001-04-17
CIK 1107961

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____ to _____

                        Commission File Number 001-16309

                         TECHNOLOGY VENTURES GROUP, INC.
   ---------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

            FLORIDA                                           65-0972643
 ------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     12400 SW 134TH COURT, SUITE 11
          MIAMI, FLORIDA  33186                         (305) 971-5370
----------------------------------------      --------------------------------
(Address of principal executive offices)      (The Company's telephone number,
                                                    including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: common stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the 2000 fiscal year were $0.00.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of a specified date within the past 60 days was not determinable since the Common Stock was not traded. The number of shares of Common Stock of the issuer outstanding as of April 13, 2001 was 10,000,000.

         DOCUMENTS INCORPORATED BY REFERENCE:  None

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                                     Page No.
                                                                                     --------
INTRODUCTORY NOTE ................................................................       1

PART I.

Item 1.  Description of Our Business .............................................       2

Item 2.  Description of Our Properties ...........................................      11

Item 3.  Legal Proceedings .......................................................      11

Item 4.  Submission of Matters to a Vote of Security Holders .....................      11

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters ................      12

Item 6.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ................................................      12

Item 7.  Financial Statements ....................................................      13

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial
            Disclosure ...........................................................      13

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ....................      23

Item 10. Executive Compensation ..................................................      24

Item 11. Security Ownership of Certain Beneficial Owners and Management ..........      25

Item 12. Certain Relationships and Related Transactions ..........................      26

Item 13. Exhibits and Reports on Form 8-K ........................................      27


Introductory Note

FORWARD-LOOKING STATEMENTS.

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management "believes", "expects", "anticipates", "hopes", words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection and outlook", and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission (SEC). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

         These forward-looking statements involve estimates, assumptions, and uncertainties, and, accordingly, actual results may differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (i) our potential inability to secure additional debt or equity financing, (ii) our potential inability to successfully complete a business combination, (iii) increased competition from companies with similar objectives, and (iv) our potential inability to implement our strategy through a merger or acquisition.

         Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

         Technology Ventures Group, Inc., a Florida corporation, was incorporated on December 17, 1999. We are a developmental stage company and have no revenues to date. Since inception, our activities have been limited to actions related to our organization. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. Throughout this Annual Report, we will refer to Technology Ventures Group, Inc. as we, us, our company or the Company.

         We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934 ("Exchange Act"). We have a shareholder base of 44 shareholders and 10,000,000 shares of common stock, par value $.001 per share ("Common Stock"), issued and outstanding, all of which shares are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act").

         On March 2, 2001, pursuant to the terms of that certain Exchange Agreement dated March 2, 2001 among Equity Management Partners, LLC ("Equity Management"), the Company and Goldco Properties Limited Partnership ("Goldco"), Equity Management acquired 9,000,000 and 200,000 shares of Common Stock from the Company and Goldco, respectively, in exchange for all of the issued and outstanding shares of the common stock of Newcourt Capital Holdings, Inc. ("Newcourt"), a Florida corporation and a wholly-owned subsidiary of Equity Management. Prior to the closing of this transaction, control of the Company was held by Goldco, which owned 92% of the Company's then outstanding Common Stock. After the closing of this transaction, the Company became a 92%-owned subsidiary of Equity Management and Newcourt became a wholly-owned subsidiary of the Company.

BUSINESS OF ISSUER.

         The Company intends to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and its shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. While our efforts in identifying a prospective Target Business are expected to emphasize on businesses within the plastic, medical and surgical products manufacturing industries, we may effect a Business Combination with a Target Business in virtually any kind of industry located within the United

States. Our plan is to acquire a number of related small to mid size companies in the three to twenty-five million dollar revenue range. However, we may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. Following a Business Combination, our current management plans to actively assist with the management of the Target Business. While we have entered into preliminary discussions with two potential Target Businesses, presently, we have no agreements, understandings or arrangements to acquire or merge with any specific business or company, and there can be no assurance that the Company will identify a suitable Target Business in the future.

         The Company intends to obtain funds in one or more private placements to finance prospective Business Combinations. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a Business Combination. There can be no assurance that the Company will be able to raise any funds in private placements.

         Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for its shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for its securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

         We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming, possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that a Target Business is not identified at this time. If this occurs, the Company and its shareholders might not realize any type of profit.

         No trading market in our securities presently exists. In light of the restrictions concerning shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our securities until such time as a Business Combination occurs with a Target Business. No assurances are given that subsequent to such a Business Combination that a trading market in our securities will develop. We presently have 10,000,000 shares of Common Stock issued and outstanding, all of which are deemed to be "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering.

         Under the Federal securities laws, companies reporting under the Exchange Act must furnish shareholders certain information about significant acquisitions, which information may require audited financial statements for a Target Business with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company's policy is to effect a Business Combination with a Target Business that has or will have available the requisite audited financial statements.

         While our efforts in identifying a prospective Target Business are expected to emphasize on businesses within the plastic, medical and surgical products manufacturing industries, we reserve the right to consider Target Businesses outside of these industries. These may include, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) are engaged in wholesale or retail distribution. While we have entered into preliminary discussions with two potential Target Businesses, to date, we have not selected any particular Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

         To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of that particular company. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

PROBABLE LACK OF DIVERSIFICATION DUE TO UNCERTAINTY OF RAISING CAPITAL TO COMPLETE A BUSINESS COMBINATION.

         Assuming we are successful in raising capital to complete a Business Combination, as a result of our limited resources, our prospects for success will be entirely dependent upon the financial soundness and future performance of the Target Businesses. In addition, due to the uncertainty that we will be able to raise any funds to fund additional Business Combinations, we may not have the resources to consummate several Business Combinations. Therefore, we may not be able to benefit from operating in multiple industries or multiple segments of a single industry and it is unlikely we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the intention of our current management to assist the management of the Target Business, there can be no assurance that the Target Business will prove to be commercially viable.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS' MANAGEMENT.

         While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. While it is our intention that current management will remain associated in an operational capacity with the Company following a Business Combination, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct.

         Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

RELIANCE ON OUR EXITING MANAGEMENT, RISKS RELATING TO FUTURE BUSINESS COMBINATIONS.

         The success of the Company to a significant degree depends upon the services of McIvan Jarret and Jerrold Brooks, our executive officers. The ability of the Company to identify and complete a Business Combination could be jeopardized if one or more of our executive officers were unavailable and capable successors were not found. In addition, assuming we are successful in completing a Business Combination, the risks associated with the assimilation and integration of the operations and personnel of an acquired Target Business may interfere with management's ability to assist with the ongoing operations of the Target Business and their ongoing evaluation of other Target Businesses.

OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS.

         Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, may be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination.

SELECTION OF A TARGET BUSINESS.

         We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not allow us to offset potential losses from one venture against profits from another. Although we intend to focus on Target Businesses within the plastic, medical and surgical products manufacturing industries, we have unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

         o  financial condition and results of operation of the Target Business;

         o growth potential and projected financial performance of the Target Business and the industry in which it operates;

         o experience and skill of management and availability of additional personnel of the Target Business;

         o  capital requirements of the Target Business;

         o the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

         o  the location of the Target Business;

         o  competitive position of the Target Business;

         o stage of development of the product, process or service of the Target Business;

         o degree of current or potential market acceptance of the product, process or service of the Target Business;

         o possible proprietary features and possible other protection of the product, process or service of the Target Business;

         o regulatory environment of the industry in which the Target Business operates;

         o  costs associated with effecting the Business Combination; and

         o equity interest in and possible management participation in the Target Business.

         The foregoing criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by us in connection with effecting a Business Combination.

         Our limited funds will likely make it difficult to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital and other resources to effecting a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

SOURCES OF OPPORTUNITIES.

         The Company anticipates that opportunities for possible Business Combinations will be referred by various sources, including its officers and directors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.

         Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding the use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any of our officers, directors or promoters or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

EVALUATION OF BUSINESS COMBINATIONS.

         In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, reference checks on senior management, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate a Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty.

         Any costs incurred in connection with the identification and evaluation of a Target Business that do not result in the consummation of a Business Combination will result in a loss to the Company and reduce the amount of capital available to identify and evaluate other Target Businesses. In the event we deplete our cash reserves and are unable to raise additional capital, we may be forced to cease operations.

FORM OF POTENTIAL BUSINESS COMBINATION.

         The particular manner in which the Company participates in a Business Combination may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation. Under any form of Business Combination, the Company intends to obtain a controlling interest in a prospective Target Business and/or retain control of the Company.

         Although we have no commitments as of the date of this Annual Report to issue any securities in connection with a Business Combination, we will, in all likelihood, issue a substantial number of shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of our shareholders will occur.

         It is anticipated that any securities issued in any Business Combination would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on the market price of the Company's Common Stock.

         As a general rule, Federal and state tax laws and regulations have a significant affect upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective shareholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective shareholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination.

COMPETITION.

         The company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance the Company will be successful in obtaining suitable investments.

         In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors within that industry. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial entrants in the industry. The degree of competition characterizing the industry of any prospective business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

GOVERNMENT REGULATION AND TAXATION.

         It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or the conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may mot be possible to predict with any degree of accuracy the impact of the effect of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

         The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

         The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by the rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders to sell their shares in the secondary market.

         In addition, the SEC has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market which might develop. Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

EMPLOYEES.

         The Company is a development stage company and currently has no employees. The Company intends to enter into month-to-month independent contractor agreements with McIvan Jarrett, Jerrold Brooks, and Nelson Futch, the Company's executive officers, under the terms of which the officers will receive nominal compensation. Upon the completion of a Business Combination, the Company will enter into employment agreements with its executive officers.

RESEARCH AND DEVELOPMENT AND ENVIRONMENTAL MATTERS.

         We did not incur any research and development expenses for the period covered by this Annual Report. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our corporate headquarters is located at 12400 SW 134th Court, Suite 11, Miami, Florida 33186. This is also the corporate headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management. McIvan Jarrett, our President, and Jerrold Brooks, our Executive Vice President, serve as managing members of Equity Management, and Nelson Futch, our Vice President, is a member of Equity Management. At present, the Company has no agreement with Equity Holdings Group, Inc. relating to its use of the premises. The Company intends to enter into a month-to-month agreement with Equity Holdings Group, Inc., whereby the Company will pay a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders during the fourth quarter of our 2000 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         We are authorized to issue 10,000,000 shares of Common Stock, all of which shares were issued and outstanding as of April 13, 2001. The number of shareholders of record for the Common Stock as of April 13, 2001 was 44.

         No trading market for our Common Stock presently exists.

         We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

         We presently serve as our own transfer agent.

RECENT SALES OF UNREGISTERED SECURITIES.

         SHARE EXCHANGE.

         On March 2, 2001, pursuant to the terms of that certain Exchange Agreement dated March 2, 2001 among Equity Management Partners, LLC ("Equity Management"), the Company and Goldco Properties Limited Partnership ("Goldco"), Equity Management acquired 9,000,000 and 200,000 shares of Common Stock from the Company and Goldco, respectively, in exchange for all of the issued and outstanding shares of the common stock of Newcourt Capital Holdings, Inc. ("Newcourt"), a Florida corporation and a wholly-owned subsidiary of Equity Management. Prior to the closing of this transaction, control of the Company was held by Goldco, which owned 92% of the Company's then outstanding Common Stock. After the closing of this transaction, the Company became a 92%-owned subsidiary of Equity Management and Newcourt became a wholly-owned subsidiary of the Company. The shares issued by the Company were exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

         The Company is considered a development stage company with limited assets and capital, and with no operations or income. Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management, at no cost (see Item 2 - Description of Property and Item 12 - Certain Relationships and Related Party Transactions). The Company intends to enter into a month-to-month agreement with Equity Holdings Group, Inc., whereby the Company will pay a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services.

         PLAN OF OPERATION

         Management believes that its current cash needs can be met with the limited cash on hand for at least the next twelve months. However, in order to consummate a Business Combination, during the next twelve months the Company intends to raise up to $2 million in one or more private placements. The Company anticipates that such an amount should be sufficient to consummate 2 to 3 acquisitions. While the Company has not identified an investment banking firm to assist in this effort, it will seek to establish an engagement or collaborative arrangement with an investment banking firm to assist the Company with the proposed private placement.

         The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential Target Businesses. While we have entered into preliminary discussions with two potential Target Businesses, presently, we have no agreements, understandings or arrangements to acquire or merge with any specific business or company, and there can be no assurance that the Company will identify a suitable Target Business in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any Target Business it acquires.

ITEM 7. FINANCIAL STATEMENTS.

         Financial statements for each of the fiscal years ended December 31, 1999 and 2000 are contained herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Samuel F. May Jr. (the "Accountant"), the Registrant's independent public accountant, was dismissed by the Registrant on April 12, 2001. The decision to dismiss the Accountant was recommended and approved by the Board of Directors of the Registrant.

         The Accountant's report on the Registrant's financial statements for each of the fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

         During the Registrant's fiscal years ended December 31, 1999 and 2000 and the interim period preceding the dismissal, there were no disagreements with the Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the Accountant, would have caused the Accountant to make a reference to the subject matter of the disagreements in connection with its reports.

         The Registrant has authorized the Accountant to respond fully to the inquiries of any successor accountant concerning the subject matter described in the foregoing paragraph. On April 13, 2001, the Registrant engaged the firm of Sharpton, Brunson & Company, P.A. ("SB&C") as its new independent accountants.

                         TECHNOLOGY VENTURES GROUP, INC.

                               TABLE OF CONTENTS

                                                        PAGE
                                                        ----

Independent Auditor's Report ...................         15

Balance Sheets .................................         16

Statements of Operations and Accumulated Deficit         17

Statements of Shareholders' Equity .............         18

Statements of Cash Flows .......................         19-20

Notes to Financial Statements ..................         21-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Technology Ventures Group, Inc.
Boca Raton, Florida

I have audited the accompanying balance sheet of Technology Ventures Group, Inc. (a development stage enterprise) as of December 31, 2000 and December 31, 1999, and the related statement of operations and retained earnings (accumulated deficit), statement of shareholders' equity, and statement of cash flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Technology Ventures Group, Inc. (a development stage enterprise) as of December 31, 1999, the results of operations, and its cash flows for the period then ended in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company on March 2, 2001, exchanged 9,000,000 shares of its common stock for all the issued and outstanding shares of common stock of Newcourt Capital Holdings, Inc.

/s/ SAMUEL F. MAY
Samuel F. May Jr.
Certified Public Accountant

December 31, 2000, except for Note 3,
as to which date is April 12, 2001

                         TECHNOLOGY VENTURES GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                                                           DECEMBER 31,
                                                                       ---------------------
                                                                        2000           1999
                                                                       ------         ------

           ASSETS

Current assets:

      Cash                                                             $   --         $1,000
                                                                       ------         ------

Intangible assets:

      Organizational costs, net of amortization
           (2000 - 1,238; 1999 - 0)                                     4,732          5,970
                                                                       ------         ------

           Total assets                                                $4,732         $6,790
                                                                       ======         ======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable and accrued expenses                             1,000          1,000
                                                                       ------         ------

Commitments and contingencies

Shareholders' equity:

      Common stock, $.001 par value, 10,000,000
         shares authorized, 1,000,000 shares issued and
         outstanding                                                    1,000          1,000

      Capital in excess of par value                                    6,120          5,970

      Accumulated deficit                                               3,388          1,000
                                                                       ------         ------

           Total shareholders' equity                                   3,732          5,970
                                                                       ------         ------

                 Total liabilities and shareholders' equity            $4,732         $6,970
                                                                       ======         ======



                READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         TECHNOLOGY VENTURES GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                                          PERIOD FROM
                                                                        DECEMBER 17, 1999
                                                                          (INCEPTION) TO
                                                   DECEMBER 31, 2000      DECEMBER 31, 1999
                                                   -----------------    -------------------

Gross revenues                                        $       --         $       --

Operating expenses:
       Amortization                                        1,238                 --
       Legal and accounting                                1,000              1,000
       Licenses and fees                                     150                 --
                                                      ----------         -----------
              Total operating expenses                     2,388              1,000
                                                      ----------         -----------
Net loss before income taxes                               2,388              1,000

Provision for income tax                                      --                 --
                                                      ----------         -----------
Net loss                                                   2,388              1,000

Accumulated deficit - beginning of year                    1,000                 --
                                                      ----------         -----------
Accumulated deficit - end of year                     $    3,388         $    1,000
                                                      ----------         -----------
Weighted average number of shares outstanding          1,000,000          1,000,000
                                                      ==========         ==========
Net loss per share                                    $    0.002         $    0.001
                                                      ==========         ==========


                READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         TECHNOLOGY VENTURES GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                      COMMON SHARES                  CAPITAL
                                   -----------------------        IN EXCESS OF   (ACCUMULATED
                                   NUMBER           AMOUNT          PAR VALUE       DEFICIT)         TOTALS
                                   ------           ------       -------------   -------------       ------

Balance - December 17, 1999
 (Inception)                             --       $      --       $      --       $      --        $      --

Issuance of common stock          1,000,000           1,000           5,970              --            6,970

Net loss for 1999                        --              --              --          (1,000)          (1,000)
                                 ----------       ---------       ---------       ---------        ---------

Balance - December 31, 1999       1,000,000           1,000           5,970          (1,000)           5,970
                                 ----------       ---------       ---------       ---------        ---------

Capital contributions
 during year                             --              --             150              --              150

Net loss for 2000                        --              --              --          (2,388)          (2,388)
                                 ----------       ---------       ---------       ---------        ---------

Balance - December 31, 2000       1,000,000       $   1,000       $   6,120       $  (3,388)       $   3,732
                                 ==========       =========       =========       =========        =========



                READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         TECHNOLOGY VENTURES GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS


                                                                                                        PERIOD FROM
                                                                                                    DECEMBER 17, 1999
                                                                                                      (INCEPTION) TO
                                                                                 DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                                 -----------------   -----------------

Cash flows from operating activities:

     Net loss                                                                         $ 2,388             $ 1,000
                                                                                      -------             -------

     Adjustments to reconcile net loss to net cash provided from operating activities:

         Amortization                                                                   1,238                  --

     Changes in assets and liabilities:

         Increase in organizational costs                                                  --               5,970
         Increase in accounts payable and accrued expenses                                 --               1,000
                                                                                      -------             -------

             Total adjustments                                                          1,238               6,970
                                                                                      -------             -------

Net cash flows from operating activities                                               (1,150)             (5,970)

Cash flows from financing activities:

     Proceeds from issuance of common stock                                                --               6,970
     Capital contributions                                                                150                  --
                                                                                      -------             -------

         Net cash flows from financing activities                                         150                  --
                                                                                      -------             -------

Net (decrease) increase in cash                                                        (1,000)              1,000

Cash balance - beginning of year                                                        1,000                  --
                                                                                      -------             -------

Cash balance - end of year                                                            $    --             $ 1,000
                                                                                      =======             =======

                READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         TECHNOLOGY VENTURES GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS


                                                                                          PERIOD FROM
                                                                                       DECEMBER 17, 1999
                                                                                        (INCEPTION) TO
                                                                  DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                  -----------------    -----------------


Cash flows from operating activities:

         Fees collected                                                 $    --             $    --

         Cash paid to suppliers and vendors                               1,150                  --
                                                                        -------             -------

         Net cash provided by (used in) operating activities              1,150                  --

Cash flows from financing activities:

         Proceeds from issuance of common stock                              --               1,000
         Capital contributions                                              150                  --
                                                                        -------             -------

         Net cash provided by financing activities                          150               1,000
                                                                        -------             -------

Net cash flows                                                           (1,000)              1,000

Cash balance - beginning of year                                          1,000                  --
                                                                        -------             -------
Cash balance - end of year                                              $    --             $ 1,000
                                                                        =======             =======

                READ ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         TECHNOLOGY VENTURES GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         ORGANIZATION

         (A)   ORGANIZATION

               Technology Ventures Group, Inc. (a development stage enterprise) (the "Company") was incorporated in Florida on December 17, 1999 (inception of development stage). The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business. At December 17, 1999, the Company had not yet commenced any formal business operations, and all activity to date related to the Company's formation, capital stock issuances, professional fees with regard to proposed Securities and Exchange Commission filings and identification of target businesses.

               The Company's ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

         (B)   ORGANIZATIONAL COSTS

               Organizational costs will be amortized by the straight line method over a five-year period.

         (C)   USE OF ESTIMATES

               In preparing financial statements to conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                         TECHNOLOGY VENTURES GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         ORGANIZATION (continued)


         (D)   CASH AND CASH EQUIVALENTS

               For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E)   INCOME TAXES

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the period ended December 31, 2000 and 1999, due to the net loss. Any deferred tax asset resulting from the net loss has been fully offset by a valuation allowance.

         (F)   EARNINGS PER SHARE

               Net loss per common share for the period from December 17, 1999 (inception of development stage) to December 31, 1999 and 2000, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." There were no common stock equivalents outstanding at December 31, 2000 and 1999.

NOTE 2 SHAREHOLDERS' EQUITY

               On December 17, 1999, the Company sold 1,000,000 common shares of its common stock as its initial capitalization. The Company's Articles of Incorporation authorize 10,000,000 common shares at $.001 par value.

NOTE 3 SUBSEQUENT EVENT

               On March 2, 2001, the Company exchanged 9,000,000 shares of its common stock for all the issued and outstanding shares of common stock of Newcourt Capital Holdings, Inc., a wholly-owned subsidiary of Equity Management.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the names, ages and positions of our executive officers and directors as of April 13, 2001. Under our bylaws, each director holds office until the election and qualification of his successor or until his earlier resignation or removal.


NAME                                AGE              POSITION
----                                ---              --------
McIvan A. Jarrett                   48               Director, President and Treasurer
Jerrold Brooks                      67               Director, Executive Vice President and Secretary
Nelson Futch                        75               Director, Vice President and Assistant Secretary



MCIVAN A. JARRETT. Mr. Jarrett has been one of our directors since March 2, 2001, and has severed as our President and Secretary since such time. Mr. Jarrett is the founder and is currently and has been since 1990, the President of Equity Holding Group, Inc ("EHG"). EHG is a private investment management company with equity interests in the industrial manufacturing and consumer products industries. Mr. Jarrett is also a managing member of Equity Management Partners, LLC, as well as the founder and President, of Epitomi, Inc., a manufacturer and distributor of consumer personal and hair care products. Mr. Jarrett also serves as a Director of Engineered Castings, Inc., a manufacturer of traffic signal hardware and custom metal molded products for a variety of industries. From April 1997 to September 1999, Mr. Jarrett was a managing director of Baytree Investors, Inc., a private international merchant banking firm with over 60 offices worldwide engaged in the acquisition, development and sale of large-sized companies. Prior to 1990, Mr. Jarrett was Senior Vice President of Corporate Banking and Finance at Barnett Bank of South Florida. Prior to joining Barnett Bank in 1984, Mr. Jarrett was Managing Director of American Security Bank International (Nassau, Bahamas) and Chief Executive Officer of American Security Bank International (Miami). Mr. Jarrett has also served as a director, advisor or consultant to a number of private sector companies in various industries. Mr. Jarrett obtained his Bachelor of Science Degree in Economics from the University of Sierra Leon in 1976 and a Masters Degree in Business Administration from the University of Miami in 1987.

JERROLD BROOKS. Mr. Brooks has been one of our directors since March 2, 2001, and has served as our Executive Vice President and Secretary since such time. Mr. Brooks is also a managing member of Equity Management Partners LLC. Since 1986, Mr. Brooks has been a self-employed private financial and management consultant to emerging and mature companies in the areas of strategic growth planning, operations and management information systems, and financial management. From 1983 to 1986, Mr. Brooks was the Vice-President and Chief Financial Officer of Business Computer Solutions, a public company. From 1981 to 1983, Mr. Brooks was a General Manager of a South Florida building materials company and Vice President of Administration for a major interior design firm, where he was responsible for all administrative activities, accounting operations and management information systems. From 1973 to 1980, Mr. Brooks held various positions with Ryder Truck Rental, Inc., where he coordinated asset purchases and was responsible for the operation of administrative departments supporting the company's national operations. Mr. Brooks obtained a degree in Business Administration from City University of New York, Baruch School of Business Administration in 1964.

NELSON FUTCH. Mr. Futch has been one of our directors since March 2, 2001 and has served as Vice President since such time. Mr. Futch is also a member of Equity Management Partners, LLC. From 1953 to 1977, Mr. Futch held key positions with two national publishing houses, TV Guide and Playboy Enterprises, Inc., serving as Vice President of Promotion, Public Relations and Marketing for Playboy Enterprises over a 15 year period. From 1979 to 1986, Mr. Futch served as the Vice President of Marketing for Taco Viva, Inc., a regional fast food restaurant chain. From 1986 to 1994, Mr. Futch was a private consultant to businesses seeking to take their companies public through initial public offerings. From June 1995 to November 1998, Mr. Futch served as a board member and the Vice President of Communications for Tel3, Inc., a long distance telephone service reseller. Tel3, Inc. filed a voluntary petition for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code in the fall of 1998. Mr. Futch obtained a degree in Journalism from Temple University in 1947.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of our company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of our company. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our company's equity securities are required by the regulations of the SEC to furnish our company with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on review of these filings and written representations from the directors and officers, the following former reporting persons have not timely filed the appropriate form under Section 16(a) of the Exchange Act: (1) Shelly Goldstein, the former sole officer and director of the Company; (2) Peter Goldstein; and (3) Goldco Properties Limited Partnership, a Florida limited liability partnership controlled by Peter Goldstein.

ITEM 10. EXECUTIVE COMPENSATION.

         No compensation is paid to our executive officers. The Company intends to enter into month-to-month independent contractor agreements with McIvan Jarrett, Jerrold Brooks, and Nelson Futch, the Company's executive officers, under which the officers will receive nominal compensation. Upon the completion of a Business Combination, the Company will enter into employment agreements with its executive officers.

COMPENSATION OF DIRECTORS.

         Directors do not receive any compensation for serving on our Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth common stock ownership information as of April 13, 2001 with respect to:

         o each person known to us to be the beneficial owner of more than 5% of our common stock;

         o  each of our officers and directors; and

         o  all directors and officers as a group.

         This information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 12400 SW 134th Court, Suite 11, Miami, Florida 33186. Information with respect to the percent of class is based on 10,000,000 issued and outstanding shares of Common Stock as of April 13, 2001.

         Except as otherwise indicated, to our knowledge, each stockholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.

         For purposes of this table, each person is deemed to have beneficial ownership of any shares of Common Stock which that person has the right to acquire on or within 60 days after April 13, 2001.


NAME OF BENEFICIAL OWNER          AMOUNT OF SHARES BENEFICIALLY OWNED   PERCENT OF CLASS
------------------------          -----------------------------------   ----------------
Equity Management Partners, LLC(1)               9,200,000                          92%
Dr. Cedric Cordell Adams(2)                      1,100,000                          11%
Goldco Properties Limited Partnership(3)           717,000                        7.17%
Dr. James Jaffee(4)                                660,700                        6.67%
McIvan A. Jarrett(5)                             4,218,713                       49.19%
Jerrold Brooks(6)                                1,506,417                       15.06%
Nelson Futch(7)                                    301,160                        3.01%
All executive officers and
  directors as a group (three
  persons)                                       6,026,290                       60.26%

-------------
* Denotes less than 1% ownership.

         (1) Includes 3,003,300 shares of Common Stock which Equity Management Partners, LLC has agreed to distribute to fifteen persons, some of whom are members of Equity Management Partners, LLC.

         (2) Dr. Cedric Cordell Adams' address is 3600 Gaston Avenue, Ste. 858, Dallas, Texas 75246. Pursuant to a letter agreement with Equity Management Partner LLC, Dr. Adams is entitled to purchase 1,100,000 shares of the Company's Common Stock from Equity Management Partners, LLC. Dr. Adams is one of the fifteen persons to whom Equity Management Partners, LLC intends to distribute shares of Common Stock.

         (3) Golco Properties Limited Partnership, whose address is 22154 Martella Avenue, Boca Raton Florida 33433, is a Florida Limited Partnership.

         (4) Dr. James Jaffee's address is #2 Cedar Court, Marlboro, New Jersey 07746. Pursuant to a letter agreement with Equity Management Partners, LLC, Dr. Jaffee is entitled to purchase 660,700 shares of the Company's Common Stock from Equity Management Partners, LLC. Dr. Jaffee is one of the fifteen persons to whom Equity Management Partners, LLC intends to distribute shares of Common Stock.

         (5) Mr. McIvan Jarrett, our President and Secretary, is a managing member of and holds a controlling interest in Equity Management Partners, LLC. Accordingly, Mr. Jarrett is deemed the beneficial owner of 4,218,713 shares of Common Stock held by Equity Management Partners, LLC.

         (6) Mr. Jerrold Brooks, our Executive Vice President and Secretary, is a managing member of Equity Management Partners, LLC. Accordingly, Mr. Brooks is deemed the beneficial owner of 1,506,417 shares held by Equity Management Partners, LLC. Mr. Brooks disclaims any beneficial interest in any shares of Common Stock owned by Equity Management Partners LLC.

         (7) Mr. Nelson Futch, our Vice President and Assistant Secretary, is a member of Equity Management Partners, LLC and may be deemed to have shared voting and investment of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our corporate headquarters is located at 12400 SW 134th Court, Suite 11, Miami, Florida 33186. This is also the corporate headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management. McIvan Jarrett, our President, and Jerrold Brooks, our Executive Vice President, serve as managing members of Equity Management, and Nelson Futch, our Vice President, is a member of Equity Management. At present, the Company has no agreement with Equity Holdings Group, Inc. relating to its use of the premises. The Company intends to enter into a month-to-month agreement with Equity Holdings Group, Inc., whereby the Company will pay a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

         (a) EXHIBITS

         EXHIBIT
         NUMBER          DESCRIPTION OF EXHIBIT
         ------          ----------------------

         3.1 Articles of Incorporation (incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on March 17, 2000).

         3.2 Bylaws (incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on March 17, 2000).

         10.1 Agreement for the Exchange of Common Stock dated March 2, 2001 among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, and Equity Management Partners, LLC (incorporated by reference to the Company's Form 8-K filed with the SEC on March 13,
                         2001).

         10.2 Registration Rights Agreement dated as of March 2, 2001, among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, Shelly Goldstein and Peter Goldstein (incorporated by reference to the Company's Form 8-K filed with the SEC on March 13,
                         2001).

         16              Letter of Samuel F. May Jr., C.P.A.

         21              List of Subsidiaries

         (b) REPORTS ON FORM 8-K.

         No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Technology Ventures Group, Inc.


Date: April 17, 2001         /s/ McIvan Jarrett
                             --------------------------------------------------
                             McIvan Jarrett, Chairman, President and Treasurer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                                       DATE
         ---------                          -----                                       ----
        /s McIvan Jarrett
        ------------------------
        McIvan Jarrett                      Director, President and Treasurer         April 17, 2001

        /s/ Jerrold Brooks
        ------------------------
         Jerrold Brooks                     Director, Executive Vice President        April 17, 2001
                                            and Secretary
