Form 10QSB
period 2001-03-31
TECHNOLOGY VENTURES GROUP INC
filed 2001-05-16
CIK 1107961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------
                                       or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                        Commission File Number 001-16309
                                               ---------

                         TECHNOLOGY VENTURES GROUP, INC.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                      65-0972643
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R. S. Employer Identification No.)
 incorporation or organization)

               12400 SW 134th Court, Suite 11 Miami, Florida 33186
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 971-5370
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.   Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

                         TECHNOLOGY VENTURES GROUP, INC.

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets - March 31, 2000 and 2001. (Unaudited)                                     3

Consolidated Statements of Operations and Accumulated Deficit
for the three months ended March 31, 2000 and 2001. (Unaudited)                                        4

Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2000 and
2001. (Unaudited)                                                                                      5

Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2001.              6
(Unaudited)

Notes to Consolidated Financial Statements. (Unaudited)                                                7

Item 2. Management's Discussion and Analysis or Plan of Operation.                                    10

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                              10

                                     PART I

ITEM 1.  Financial Statements.


                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                          MARCH 31, 2001
                                                          --------------
ASSETS
Current assets:
  Cash                                                      $ 338,742
Intangible assets:

  Organizational costs, net of amortization                     4,732

  Deferred financing costs                                     13,219
                                                            ---------
    Total Assets                                            $ 356,693
                                                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                     $   1,000

Long-term liabilities:
  Notes payable                                               390,250
                                                            ---------

    Total liabilities                                         391,250
                                                            ---------
Shareholders' equity

Common stock, $.0001 par value, 10,000,000
shares authorized, 10,000,000 shares issued and                 1,000
outstanding

Capital in excess of par value                                  6,120

Accumulated deficit                                           (41,677)
                                                            ---------
    Total shareholders' deficit                               (34,557)
                                                            ---------
    Total Liabilities and Shareholders' Deficit             $ 356,693
                                                            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                     THREE-MONTH           THREE-MONTH
                                                  PERIOD JANUARY 1            PERIOD
                                                         TO                JANUARY 1 TO
                                                   MARCH 31, 2001         MARCH 31, 2000
                                                  ----------------        --------------
OPERATING EXPENSES:
  Amortization                                                             $     1,238
  Marketing expense                                 $     35,250
  Legal and accounting                                     2,790                 1,000
  Licenses and fees                                          249                   150
                                                    ------------           -----------
          Total operating expenses                        38,289                 2,388
                                                    ------------           -----------

Net loss before income taxes                             (38,289)               (2,388)
Provision for income tax
                                                    ------------           -----------

Net loss                                                 (38,289)               (2,388)
Accumulated deficit - beginning of year                   (3,388)                1,000
                                                    ------------           -----------
Accumulated deficit - end of year                   $    (41,677)          $    (3,388)
                                                    ============           ===========
Weighted average number of shares
outstanding                                           10,000,000             1,000,000

Net loss per share                                  $      0.004           $     0.002
                                                    ============           ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                        COMMON SHARES           CAPITAL IN
                                                  ------------------------       EXCESS OF     (ACCUMULATED
                                                   NUMBER           AMOUNT       PAR VALUE       DEFICIT)         TOTALS
                                                  ----------        ------      ----------     ------------      --------
Balance - December 31, 1999                        1,000,000         1,000         $5,970         $ (1,000)       $  5,970

Capital contributions during the year                                                 150                              150

Net loss for the 3-month period
January 1 to March 31, 2000                                                                         (2,388)         (2,388)
                                                  ----------         -----         ------         --------        --------
Balance - March 31, 2000                           1,000,000         1,000          6,120           (3,388)          3,732
                                                  ----------         -----         ------         --------        --------
Capital contributions during the year

Net loss for the three-month period
January 1 to March 31, 2001                                                                        (38,289)        (38,289)
                                                  ----------         -----         ------         --------        --------

Balance - March 31, 2001                          10,000,000         1,000         $6,120         $(41,677)       $(34,557)
                                                  ==========         =====         ======         ========        ========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           THREE-MONTH        THREE-MONTH
                                                             PERIOD             PERIOD
                                                          JANUARY 1 TO       JANUARY 1 TO
                                                         MARCH 31, 2001     MARCH 31, 2000
                                                         --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Cash paid to suppliers and vendors                         $ (51,508)          $(1,150)
                                                           ---------           -------

Net cash used in operating activities                        (51,508)           (1,150)
                                                           ---------           -------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from notes payable                                  390,250               150
                                                           ---------           -------

    Net cash flows from financing activities                 390,250               150
                                                           ---------           -------
Net increase (decrease) in cash                              338,742            (1,000)
Cash and cash equivalents - beginning of year                                    1,000
                                                           ---------           -------
Cash and cash equivalents - end of year                    $ 338,742           $
                                                           =========           =======

RECONCILIATION OF NET LOSS TO NET CASH USED BY
OPERATING ACTIVITIES

Net loss                                                   $ (38,289)          $(2,388)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES

Amortization                                                                     1,238

CHANGES IN ASSETS AND LIABILITIES:

Increase in deferred financing costs                         (13,219)
                                                           ---------           -------

Net cash used by operating activities                      $ (51,508)          $(1,150)
                                                           =========           =======

               The accompanying notes are an integral part of the
                       consolidated financial statements

                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

ORGANIZATION

Technology Ventures Group, Inc. (a development stage enterprise) (the company) was incorporated in Florida on December 17, 1999 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical products industries.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

BASIS OF ACCOUNTING

The Company prepares its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the operation, assets and liabilities of Technology Ventures Group, Inc. and its Subsidiary Newcourt Capital Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

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

ORGANIZATIONAL COSTS

Organizational costs will be amortized by the straight line method over a five year period.

DEFERRED FINANCING COSTS

Deferred financing costs will be amortized by the straight line method over a five year period.

                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTD.)

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts to existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Understatement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the three-month period ended March 31, 2001 and the 12-month period ended December 31, 2001, due to the net loss. Any deferred tax asset resulting from the loss has been fully offset by a valuation allowance.

EARNINGS PER SHARE

Net loss per common share for the period from December 17, 1999 (inception of development stage) to March 31, 2001, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting standards No. 128, "Earning per Share." There were 10,000,000 shares outstanding at March 31, 2001.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution located in Miami, Florida. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001 The balance exceeded FDIC insurance limits as follows:

Bank of America                                  $338,742
          Less: FDIC Insurance Limit              100,000
                                                 --------
Uninsured Balance                                $238,742
                                                 ========

NOTE 3 - NOTES PAYABLE

At March 31, 2001,Company has two notes payable to Equity Management Partners LLC in the amount of $290,250 and $100,000. These notes were executed on February 14, 2001.

Interest rate on both notes is 7% per annum and shall accrue monthly. Both interest and principle on the notes become due on February 15, 2004.

Shareholders of Technology Ventures Group, Inc. are also shareholders of Equity Management Partners.

                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)

NOTE 3 - NOTES PAYABLE

At March 31, 2001 maturities are as follows:

                     2001                    $410,738
                     2002                    $459,490
                     2003                    $470,254
                     2004                    $503,172

NOTE 4 - SHAREHOLDERS' EQUITY

On December 17, 1999, the Company sold 1,000,000 common shares of its common stock as its initial capitalization. The Company's Articles of incorporation authorize 10,000,000 common shares at $.001 par value. (See Note 5)

NOTE 5 - ACQUISITION

On March 2, 2001, Technology Ventures Group, Inc. (TVG) consummated a share exchange which resulted in a change of control of TVG pursuant to the terms of the Agreement for the Exchange of common stock dated March 2, 2001 among the Registrant, Equity Management Partners, LLC, a Florida Limited liability company (Equity Management), and Goldco Properties Limited Partnership (Goldco), Equity Management acquired 9,000,000 and 200,000 shares of common stock of the Registrant, par value $.001 per share, from the Registrant and Goldco respectfully, in exchange for all of the issued and outstanding shares of common stock, par value $.0001 per share, of Newcourt Capital Holdings, Inc. (Newcourt), a Florida corporation and wholly owned Subsidiary of Equity Management. As a result of the closing of this transaction Newcourt became a wholly owned subsidiary of Technology Ventures Group, Inc.

Presently, as of March 31st, 2001 all 10,000,000 authorized shares of TVG are issued and outstanding.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

         The Company is considered a development stage company with limited assets and capital, and with no operations or income. Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management, at no cost. The Company intends to enter into a month-to-month agreement with Equity Holdings Group, Inc., whereby the Company will pay a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services.

         PLAN OF OPERATION

Management believes that its current cash needs can be met with the limited cash on hand for at least the next twelve months. However, in order to consummate a merger, exchange of capital stock, asset acquisition or other similar business combination ("Business Combination"), during the next twelve months the Company intends to raise up to $2 million in one or more private placements. The Company anticipates that such an amount should be sufficient to consummate 2 to 3 Business Combinations. While the Company has not identified an investment banking firm to assist in this effort, it will seek to establish an engagement or collaborative arrangement with an investment banking firm to assist the Company with the proposed private placement.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for a potential Business Combination with a operating or development stage business ("Target Businesses"). While we have entered into preliminary discussions with two potential Target Businesses, presently, we have no agreements, understandings or arrangements to acquire or merge with any specific business or company, and there can be no assurance that the Company will identify a suitable Target Business in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any Target Business it acquires.

                                     PART II

Item 6.  Exhibits and Reports of Form 8-K.

         (a)      Exhibits:

         Exhibit No.                Description
         -----------                -----------
         2.1                        Agreement for the Exchange of Common Stock
                                    dated March 2, 2001 among Technology
                                    Ventures Group, Inc., Goldco Properties
                                    Limited Partnership, and Equity Management
                                    Partners, LLC (incorporated by reference to
                                    the Company's Form 8-K filed with the SEC on
                                    March 13, 2001).

         10.1                       Registration Rights Agreement dated as of
                                    March 2, 2001, among Technology Ventures
                                    Group, Inc., Goldco Properties Limited
                                    Partnership, Shelly Goldstein and Peter
                                    Goldstein (incorporated by reference to the Company's Form 8-K filed with the SEC on March 13, 2001).


(b)      Reports of Form 8-K.

         On March 2, 2001, the Company filed a report on Form 8-K, as amended by Form 8-K/A filed on May 15, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TECHNOLOGY VENTURES GROUP, INC.



Dated: May 14, 2001                    /s/ McIvan  A. Jarrett
                                       -------------------------------
                                       McIvan  A. Jarrett
                                       President