Form 10QSB
period 2001-06-30
NEWCOURT HOLDINGS INC
filed 2001-08-03
CIK 1107961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001
                                                 -------------
                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                        Commission File Number 001-16309
                                               ---------

                             NEWCOURT HOLDINGS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                           65-0972643
             -------                                           ----------
(State or other jurisdiction of                            (I.R. S. Employer
incorporation or organization)                              Identification No.)

               12400 SW 134TH COURT, SUITE 11 MIAMI, FLORIDA 33186
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 971-5370
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                         TECHNOLOGY VENTURES GROUP, INC.
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No[X]

                             NEWCOURT HOLDINGS, INC.

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet at June 30, 2001  (Unaudited)                                3

                  Consolidated Statements of Operations and Accumulated Deficit
                  for the Three Months and Six Months ended June 30, 2001
                  and 2000 (Unaudited)                                                                    4

                  Consolidated Statements of Cash Flows for the Six Months
                  ended June 30, 2001 and 2000 (Unaudited)                                                5


                  Notes to Consolidated Financial Statements (Unaudited)                                  6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                               9


PART II.          OTHER INFORMATION

         Item 5.  Other Information                                                                       9

         Item 6.  Exhibits and Reports on Form 8-K                                                        10

         Signatures                                                                                       10



                                     PART I

Item 1. FINANCIAL STATEMENTS.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                          JUNE 30, 2001
                                                                          -------------
ASSETS
Current assets:
         Cash                                                              $ 312,699
Non-current assets:
         Equipment                                                             2,135
Intangible assets:
         Organizational costs, net of amortization                             4,140
         Deferred financing costs, net of amortization                        11,897
                                                                           ---------
                    Total Assets                                           $ 330,871
                                                                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable and accrued expenses                             $   1,000
Long-term liabilities:
         Notes payable                                                       390,250
                                                                           ---------
                    Total liabilities                                        391,250
                                                                           ---------
Shareholders' equity

Common stock, $.0001 par value, 10,000,000 shares authorized,
10,000,000 shares issued and outstanding                                       1,000
Capital in excess of par value                                                 6,120
Accumulated deficit                                                          (67,499)
                                                                           ---------
                    Total shareholders' deficit                              (60,379)
                                                                           ---------
                    Total Liabilities and Shareholders' Deficit            $ 330,871
                                                                           =========



                       See notes to financial statements.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                   THREE-MONTH PERIOD                       SIX-MONTH PERIOD
                                           -----------------------------------      --------------------------------
                                             APRIL 1 TO           APRIL 1 TO         JANUARY 1 TO       JANUARY 1 TO
                                           JUNE 30, 2001         JUNE 30, 2000      JUNE 30, 2001      JUNE 30, 2000
                                           -------------         -------------      -------------      -------------

REVENUE
   Interest income                             $      3,989       $                  $      3,989       $
                                               ------------                          ------------
Total Revenue                                  $      3,989       $                  $      3,989       $
                                               ============                          ============
OPERATING EXPENSES:

   Amortization                                $      1,914       $      1,238       $      1,914       $      1,238
   Marketing expense                                  2,500                                37,750
   Legal and accounting                              17,250              1,000             20,040              1,000
   Licenses and fees                                  3,703                150              3,952                150
                                                      3,900                                 3,900
   Management fees

   Administrative expense                               544                                   544
      TOTAL OPERATING EXPENSES                       29,811              2,388             68,100              2,388
Net loss before income taxes                        (25,822)            (2,388)           (64,111)            (2,388)
Provision for income tax
Net loss                                            (25,822)            (2,388)           (64,111)            (2,388)
Accumulated deficit - beginning of period           (41,677)             1,000             (3,388)             1,000
Accumulated deficit - end of period            $    (67,499)      $     (3,388)      $    (67,499)      $     (3,388)
                                               ============       ============       ============       ============
Weighted average number of shares
outstanding                                      10,000,000          1,000,000         10,000,000          1,000,000
                                               ------------       ------------       ------------       ------------
Net loss per share                             $     (0.007)      $     (0.002)      $     (0.007)      $     (0.002)
                                               ============       ============       ============       ============

                       See notes to financial statements.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX-MONTH PERIOD     SIX-MONTH PERIOD
                                                                              JANUARY 1 T0           JANUARY 1 TO
                                                                              JUNE 30, 2001         JUNE 30, 2000
                                                                              -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Cash paid to suppliers and vendors                                             $ (77,551)            $  (1,150)
Net cash used in operating activities                                            (77,551)               (1,150)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                      390,250                   150
         Net cash flows from financing activities                                390,250                   150
Net increase (decrease) in cash                                                  312,699                (1,000)
Cash and cash equivalents - beginning of year                                      1,000
Cash and cash equivalents - end of year                                        $ 312,699             $

RECONCILIATION OF NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Net loss                                                                       $ (64,111)            $  (2,388)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING
ACTIVITIES
Amortization                                                                       1,914                 1,238

CHANGES IN ASSETS AND LIABILITIES:
Increase in deferred financing costs                                             (13,219)
Purchase of equipment                                                             (2,135)
Net cash used by operating activities                                          $ (77,551)            $  (1,150)



                       See notes to financial statements.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

ORGANIZATION

         Newcourt Holdings, Inc. (a development stage enterprise) (the "Company"), formerly known as Technology Ventures Group, Inc., was incorporated in Florida on December 17, 1999 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical patent industries.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the operation, assets and liabilities of the Company and its subsidiary Newcourt Capital Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

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

ORGANIZATIONAL COSTS

         Organizational costs will be amortized by the straight-line method over a five-year period.

DEFERRED FINANCING COSTS

         Deferred financing costs will be amortized by the straight-line method over a five-year period.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTD.)

INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts to existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Understatement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the three-month periods ended June 30, 2001 and June 30, 2000, due to the net loss. Any deferred tax asset resulting from the loss has been fully offset by a valuation allowance.

EARNINGS PER SHARE

         Net loss per common share for the period from December 17, 1999 (inception of development stage) to June 30, 2001, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting standards No. 128, "Earning per Share." There were 10,000,000 shares outstanding at June 30, 2001.

NOTE 2 - CONCENTRATION OF CREDIT RISK

         The Company maintains its cash balances in a financial institution located in Miami, Florida. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2001, the balance exceeded FDIC insurance limits as follows:

Bank of America                                $312,699
         Less: FDIC Insurance Limit             100,000
                                               --------
Uninsured Balance                              $212,699
                                               --------

NOTE 3 - NOTES PAYABLE

         At June 30, 2001, the Company has two notes payable to Equity Management Partners LLC in the amount of $290,250 and $100,000. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum and shall accrue monthly. Both interest and principle on the notes become due on February 15, 2004. Some of the shareholders of the Company are also shareholders of Equity Management Partners. At June 30, 2001, maturities are as follows:

          2001                                   $410,738
          2002                                   $459,490
          2003                                   $470,254
          2004                                   $503,172

                         TECHNOLOGY VENTURES GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4 - SHAREHOLDERS' EQUITY

         On December 17, 1999, the Company sold 1,000,000 common shares of its common stock as its initial capitalization. The Company's Amended and Restated Articles of Incorporation authorize 50,000,000 common shares at $.001 par value and 5,000,000 shares of preferred stock at $.01 par value. (See Note 5)

NOTE 5 - ACQUISITION

         On March 2, 2001, the Company consummated a share exchange which resulted in a change of control of the Company pursuant to the terms of an Agreement for the Exchange of Common Stock dated March 2, 2001 (the "Agreement") among the Company, Equity Management Partners, LLC, a Florida limited liability company ("Equity Management"), and Goldco Properties Limited Partnership ("Goldco"). Under the Agreement, Equity Management acquired 9,000,000 and 200,000 shares of common stock of the Company, par value $.001 per share, from the Company and Goldco respectfully, in exchange for all of the issued and outstanding shares of common stock, par value $.0001 per share, of Newcourt Capital Holdings, Inc. ("Newcourt"), a Florida corporation and wholly owned subsidiary of Equity Management. As a result of the closing of this transaction, Newcourt became a wholly owned subsidiary of the Company.

         As of June 30, 2001, all of the Company's 10,000,000 authorized shares of common stock were issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

         At the annual meeting of the shareholders of the Company held on July 18, 2001, the shareholders approved: (a) an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares and to create a new class of 5,000,000 shares of blank check preferred stock; (b) an amendment to the Company's Articles of Incorporation to change the name of the Company from Technology Ventures Group, Inc. to Newcourt Holdings, Inc.; and (c) the election of McIvan A. Jarrett, Jerrold Brooks, Nelson Futch, Cederic Cordell Adams, M.D., and James Jaffe to the Board of Directors of the Company. The shareholders also ratified the appointment of Sharpton, Brunson & Company, P.A., as the Company's independent auditors.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

         The Company is considered a development stage company with limited assets and capital, and with no operations or income. Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group II, Inc. an affiliate of Equity Management Partners, LLC, under a month to month arrangement whereby the Company is paying a $200 monthly fee to Equity Holdings Group II, Inc. to occupy the premises and for secretarial and administrative support services.

PLAN OF OPERATION

         Management believes that its current cash needs can be met with the limited cash on hand for at least the next twelve months. During the three months ended June, 30, 2001, the Company spent $26,043 for legal fees ($17,250), management fees paid to the officers of the Company ($3,900) and other administrative expenses ($4,893), leaving the Company with $312,699 at June 30, 2001. However, in order to consummate a merger, exchange of capital stock, asset acquisition or other similar business combination ("Business Combination"), during the next twelve months the Company intends to raise up to $2 million in one or more private placements. The Company anticipates that such an amount is sufficient to consummate 2 to 3 Business Combinations. While the Company has not identified an investment banking firm to assist in this effort, it will seek to establish an engagement or collaborative arrangement with an investment-banking firm to assist the Company with the proposed private placement.

         The Company's current operating plan is to (a) handle the administrative and reporting requirements of a public company; and (b) search for a potential Business Combination with a operating or development stage business ("Target Businesses"). While the Company has entered into preliminary discussions with two potential Target Businesses, the Company presently has no agreements, understanding or arrangements to acquire or merge with any specific business or company, and there can be no assurance that the Company will identify a suitable Target Business in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any Target Business it acquires.

                                     PART II

Item 5.   OTHER INFORMATION.

         At the annual meeting of the shareholders of the Company held on July 18, 2001, the shareholders approved: (a) an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 50,000,000 shares and to create a new class of 5,000,000 shares of blank check preferred stock; (b) an amendment to the Company's Articles of Incorporation to change the name of the Company from Technology Ventures Group, Inc. to Newcourt Holdings, Inc.; and (c) the election of McIvan A. Jarrett, Jerrold Brooks, Nelson Futch, Cederic Cordell Adams, M.D., and James Jaffe to the Board of Directors of the Company. The shareholders also ratified the appointment of Sharpton, Brunson & Company, P.A., as the Company's independent auditors.

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K.

(a)      Exhibits

         3(i) Amended and Restated Articles of Incorporation of the Company filed with the Secretary of State of the State of Florida on July 30, 2001.

         3(ii)    Bylaws of the Company.

         10(a) Letter Agreement dated April 6, 2001 between the Company and Equity Holdings Group, Inc.

         10(b) Letter Agreement dated April 6, 2001 between the Company and McIvan A. Jarrett.

         10(c) Letter Agreement dated April 6, 2001 between the Company and Nelson Futch.

         10(d) Letter Agreement dated April 6, 2001 between the Company and Jerrold Brooks.

(b)      Reports of Form 8-K.

                  On May 15, 2001, the Company filed a report on Form 8-K/A. The Report contained the auditor's report and the financial information required by Item 7 of Form 8-K.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEWCOURT HOLDINGS, INC.



Dated: August 3, 2001                      /s/      MCIVAN  A. JARRETT
                                               -------------------------------
                                                      McIvan  A. Jarrett
                                                      President