Form 10QSB
period 2001-09-30
NEWCOURT HOLDINGS INC
filed 2001-11-14
CIK 1107961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________


                        Commission File Number 001-16309
                        --------------------------------

                             NEWCOURT HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                            65-0972643
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R. S. Employer
 incorporation or organization)                           Identification No.)


               12400 SW 134TH COURT, SUITE 11 MIAMI, FLORIDA 33186
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 971-5370
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No[X]

                             NEWCOURT HOLDINGS, INC.

                                      INDEX


                                                                                   Page
                                                                                   ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheet at September 30, 2001 (Unaudited)     3

                    Consolidated Statements of Operations and Accumulated Deficit
                    for the Three Months and Nine Months ended September 30, 2001
                    and 2000 (Unaudited)                                             4

                    Consolidated Statements of Cash Flows for the Nine Months
                    ended September 30, 2001 and 2000 (Unaudited)                    5

                    Notes to Consolidated Financial Statements (Unaudited)           6

          Item 2.   Management's Discussion and Analysis or Plan of Operation        9



SIGNATURES                                                                          10



                                     PART I

Item 1. FINANCIAL STATEMENTS.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   September 30, 2001
                                                                   ------------------
ASSETS
Current assets:

         Cash                                                            $ 263,975
Non-current Assets
         Equipment                                                           2,135
         Escrow deposit                                                     25,000
Intangible assets:
         Organizational costs, net of amortization                           3,548
         Deferred financing costs, net of amortization                      10,575
                                                                         ---------
                    Total Assets                                         $ 305,233
                                                                         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

         Accounts payable and accrued expenses                           $   1,000
Long-term liabilities:
         Notes payable                                                     390,250
                                                                         ---------
                    Total liabilities                                      391,250
                                                                         ---------
Shareholders' equity

Common stock, $.001 par value, 50,000,000 shares authorized,
10,000,000 shares issued and outstanding                                     1,000
Preferred stock, $.01 par value, 5,000,000, shares authorized
Capital in excess of par value                                               6,120
Accumulated deficit                                                        (93,137)
                    Total shareholders' deficit                            (86,017)
                                                                         ---------
                    Total Liabilities and Shareholders' Deficit          $ 305,233
                                                                         =========


                 See accompanying notes and accountants' report.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                           Three-Month Period                  Nine-Month Period
                                                     --------------------------------     -------------------------------
                                                      July 1 to          July 1 to        January 1 to       January 1 to
                                                     September 30,      September 30,     September 30,      September 30,
                                                         2001               2000               2001               2000
                                                     -------------      -------------     -------------      -------------
REVENUE
         Interest income                             $      2,235       $                  $      6,224       $
                                                     ------------       ------------       ------------       ------------
Total Revenue                                        $      2,235       $                  $      6,224       $
                                                     ------------       ------------       ------------       ------------
OPERATING EXPENSES:
         Amortization                                $      1,914       $      1,238       $      3,828       $      1,238
         Marketing expense                                                                       37,750
         Legal and accounting                              21,114              1,000             41,154              1,000
         Licenses and fees                                    345                150              4,297                150
         Management fees                                    4,100                                 8,000
         Administrative expense                               400                                   944
                                                     ------------                          ------------
                    Total operating expenses               27,873              2,388             95,973              2,388
                                                     ------------       ------------       ------------       ------------
Net loss before income taxes                              (25,638)            (2,388)           (89,749)            (2,388)

Provision for income tax

Net loss                                                  (25,638)            (2,388)           (64,111)            (2,388)

Accumulated deficit - beginning of period                 (67,499)             1,000             (3,388)             1,000
                                                     ------------       ------------       ------------       ------------

Accumulated deficit - end of period                       (93,499)            (3,388)           (93,137)            (3,388)
                                                     ------------       ------------       ------------       ------------
Weighted average number of shares outstanding          10,000,000          1,000,000         10,000,000          1,000,000

Net loss per share                                   $      0.003       $      0.002       $      0.009       $      0.002
                                                     ============       ============       ============       ============




                 See accompanying notes and accountants' report

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Nine-Month Period     Nine-Month Period
                                                                        January 1 to           January 1 to
                                                                      September 30, 2001     September 30, 2000
                                                                      ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Cash paid to suppliers and vendors                                         $(126,275)            $  (1,150)
Net cash used in operating activities                                       (126,275)               (1,150)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                  390,250                   150
         Net cash flows from financing activities                            390,250                   150
Net increase (decrease) in cash                                              203,975                (1,000)
Cash and cash equivalents - beginning of year                                                        1,000
Cash and cash equivalents - end of year                                    $ 263,975             $       0
RECONCILIATION OF NET LOSS TO NET CASH USED BY OPERATING
ACTIVITIES
Net loss                                                                   $ (89,749)            $  (2,388)
                                                                           ---------             ---------
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING
ACTIVITIES
Amortization                                                                   3,828                 1,238
CHANGES IN ASSETS AND LIABILITIES:
Increase in escrow deposits                                                  (25,000)
Increase in deferred financing costs                                         (13,219)
Purchase of equipment                                                         (2,135)
                                                                           ---------
Net cash used by operating activities                                      $(126,275)            $  (1,150)
                                                                           ---------             ---------



                 See accompanying notes and accountants' report.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

ORGANIZATION

Newcourt Holdings, Inc. (a development stage enterprise) (the "Company"), formerly known as Technology Ventures Group, Inc., was incorporated in Florida on December 17, 1999 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical product industries.

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

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTD.)

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts to existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the nine-month periods ended September 30, 2001 and September 30, 2000, due to the net loss. Any deferred tax asset resulting from the loss has been fully offset by a valuation allowance.

EARNINGS PER SHARE

Net loss per common share for the period from December 17, 1999 (inception of development stage) to September 30, 2001, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earning per Share." There were 10,000,000 shares outstanding at September 30, 2001.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution located in Miami, Florida. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001, the balance exceeded FDIC insurance limits as follows:

Bank of America                                           $263,975
           LESS: FDIC INSURANCE LIMIT                      100,000
                                                          --------
           Uninsured Balance                              $163,975
                                                          ========

NOTE 3 - NOTES PAYABLE

At September 30, 2001, the Company has two notes payable to Equity Management Partners LLC in the amount of $290,250 and $100,000. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum and accrues monthly. Both interest and principle on the notes become due on February 15, 2004. Some of the shareholders of the Company are also shareholders of Equity Management Partners. At September 30, 2001, maturities are as follows:

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

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SHAREHOLDERS' EQUITY

On December 17, 1999, the Company sold 1,000,000 shares of its common stock as its initial capitalization. The Company's Amended and Restated Articles of Incorporation authorize 50,000,000 shares of common stock at par value $.001 par share and 5 million shares of preferred stock at par value $.01. As of September 30, 2001, 10,000,000 shares of the Company's 50,000,000 shares of authorized common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

NOTE 5 - ACQUISITION

On March 2, 2001, the Company consummated a share exchange which resulted in a change of control of the Company pursuant to the terms of the Agreement for the Exchange of Common Stock dated March 2, 2001 (the "Agreement") among the Company, Equity Management Partners, LLC, a Florida limited liability company ("Equity Management"), and Goldco Properties Limited Partnership ("Goldco"). Under the Agreement, Equity Management acquired 9,000,000 and 200,000 shares of common stock of the Company, par value $.001 per share, from the Company and Goldco, respectfully, in exchange for all of the issued and outstanding shares of common stock, par value $.0001 per share, of Newcourt Capital Holdings, Inc. ("Newcourt"), a Florida corporation and wholly owned subsidiary of Equity Management. As a result of the closing of this transaction, Newcourt became a wholly owned subsidiary of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

The Company is considered a development stage company with limited assets and capital, and with no operations or income. Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group II, Inc., an affiliate of Equity Management Partners, LLC, under a month to month arrangement whereby the Company is paying a $200 monthly fee to Equity Holdings Group II, Inc. to occupy the premises and for secretarial and administrative support services.

PLAN OF OPERATION

Management believes that its current cash needs can be met with the limited cash on hand for at least the next twelve months. During the three months ended September 30, 2001, the Company spent $21,114 for various legal and accounting services and $4,100 for the services of its President, Executive Vice President and Vice President pursuant to a month-to-month services agreement, leaving the Company with $263,975 in cash at September 30, 2001. In order to consummate a merger, exchange of capital stock, asset acquisition or other similar business combination ("Business Combination"), during the next twelve months the Company intends to raise up to $2 million in a private placement of its securities. The Company has entered into a non-binding letter of intent to acquire, for $2.5 million in cash and notes, the assets of a plastics manufacturing company generating revenues of approximately $3 million. There can be no assurances that the Company will be able to complete this transaction. While the Company has not identified an investment banking firm to assist it in its capital raising efforts, the Company will seek to establish an engagement or collaborative arrangement with an investment-banking firm to assist the Company with its proposed private placement.

The Company's current operating plan is to (a) handle the administrative and reporting requirements of a public company and (b) complete its prospective Business Combination with an operating or development stage business ("Target Business"). While the Company has signed a non-binding letter of intent with one company and has entered into preliminary discussions with one potential Target Business, the Company presently has no binding agreements, understanding or arrangements to acquire or merge with any specific business or company, and there can be no assurance that the Company will be successful in acquiring a Target Business on favorable terms or that it will be able to profitably manage any Target Business it acquires.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEWCOURT HOLDINGS, INC.




Dated: November 14, 2001               /s/ McIvan A. Jarrett
                                       -----------------------------------------
                                           McIvan A. Jarrett, President