Form 10KSB
period 2001-12-31
NEWCOURT HOLDINGS INC
filed 2002-05-17
CIK 1107961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-16309

NEWCOURT HOLDINGS, INC.

(formerly known as Technology Ventures Group, Inc.)

(Name of Small Business Issuer as specified in its charter)

Florida	65-0972643

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12400 SW 134th Court, Suite 11
Miami, Florida 33186	(305) 971-5370

(Address of principal executive offices)	(The Company’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: common stock, par value $.0001 per share

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer’s revenues for the 2001 fiscal year were $7,599.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of a specified date within the past 60 days was not determinable since the Common Stock was not traded. The number of shares of Common Stock of the issuer outstanding as of April 15, 2001 was 10,000,000.

     DOCUMENTS INCORPORATED BY REFERENCE: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Introductory Note

FORWARD-LOOKING STATEMENTS.

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management “believes”, “expects”, “anticipates”, “hopes”, words or phrases such as “will result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projection and outlook”, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission (SEC). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

PART I

Item 1.   Description Of Business.

Business Development.

     Newcourt Holdings, Inc., formerly known as Technology Ventures Group, Inc., a Florida corporation, was incorporated on December 17, 1999. We are a developmental stage company and have only generated interest income of $7,599 to date. Since inception, our activities have been limited to actions related to our organization and discussions with potential acquisition candidates. We are a “shell” company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. Throughout this Annual Report, we will refer to Newcourt Holdings, Inc. as we, us, our company or the Company.

     We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934 (“Exchange Act”). We have 50,000,000 shares of common stock, par value $.0001 per share (“Common Stock”), authorized, 59 shareholders of record and 10,000,000 shares of Common Stock issued and outstanding, all of which shares are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). We also have authorized 5,000,000 shares of preferred stock, par value $.01 per share, none of which is issued and outstanding.

     On March 2, 2001, pursuant to the terms of that certain Exchange Agreement dated March 2, 2001 among Equity Management Partners, LLC (“Equity Management”), the Company and Goldco Properties Limited Partnership (“Goldco”), Equity Management acquired 9,000,000 and 200,000 shares of Common Stock from the Company and Goldco, respectively, in exchange for all of the issued and outstanding shares of the common stock of Newcourt Capital Holdings, Inc. (“Newcourt”), a Florida corporation and a wholly-owned subsidiary of Equity Management. Prior to the closing of this transaction, control of the Company was held by Goldco, which owned 92% of the Company’s then outstanding Common Stock. After the closing of this transaction, the Company became a 92%-owned subsidiary of Equity Management and Newcourt became a wholly-owned subsidiary of the Company.

     On August 8, 2001, we entered into a non-binding letter of intent with Advanced Plastics International, Inc. (“Advanced Plastics”) to acquire, for $2.5 million and in cash and notes, the assets of this plastics manufacturing company. We provided Advanced Plastics with a $100,000 escrow deposit. Because we were unable to secure the financing necessary to complete the transaction, we forfeited the deposit. However, we have a verbal agreement with Advanced Plastics to provide us with a credit of $100,000 if we complete an acquisition of Advanced Plastics before Advanced Plastics enters into an agreement with another party.

Business of Issuer.

     The Company intends to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and its shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings. While our efforts in identifying a prospective Target Business are expected to emphasize on businesses within the plastic, medical and surgical products manufacturing industries, we may effect a Business Combination with a Target Business in virtually any kind of industry located within the United States. Our plan is to acquire a number of related small to mid size companies in the three to twenty-five million dollar revenue range. However, we may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. Following a Business Combination, our current management plans to actively assist with the management of the Target Business. On August 8, 2001, we entered into a non-binding letter of intent with Advanced Plastics to acquire, for $2.5 million in cash and notes, the assets of this plastics manufacturing company. We provided Advanced Plastics with a $100,000 escrow deposit. Because we were unable to secure the financing necessary to complete the acquisition, we forfeited the deposit. However, we have a verbal agreement with Advanced Plastics to provide us with a credit of $100,000 if we complete an acquisition of Advanced Plastics before Advanced Plastics enters into an agreement with another party. There can be no assurances that we will be able to complete this transaction. We presently have no other agreements, understandings or arrangements to acquire or merge with any other specific business or company, and there can be no assurance that we will identify a suitable Target Business in the future.

     The Company intends to obtain funds in one or more private placements to finance prospective Business Combinations. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company’s proposed business is sometimes referred to as a “blind pool” because any investors will entrust their investment monies to the Company’s management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company’s potential success is heavily dependent on the Company’s management, which will have virtually unlimited discretion in searching for and entering into a Business Combination. There can be no assurance that the Company will be able to raise any funds in private placements.

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

     No trading market in our securities presently exists. In light of the restrictions concerning shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our securities until such time as a Business Combination occurs with a Target Business. No assurances are given that subsequent to such a Business Combination that a trading market in our securities will develop. We presently have 10,000,000 shares of Common Stock issued and outstanding, all of which are deemed to be “restricted securities”, as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering.

     Under the Federal securities laws, companies reporting under the Exchange Act must furnish shareholders certain information about significant acquisitions, which information may require audited financial statements for a Target Business with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company’s policy is to effect a Business Combination with a Target Business that has or will have available the requisite audited financial statements.

     While our efforts in identifying a prospective Target Business are expected to emphasize on businesses within the plastic, medical and surgical products manufacturing industries, we reserve the right to consider Target Businesses outside of these industries. These may include, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) are engaged in wholesale or retail distribution. To date, we have not entered into a binding agreement to acquire any particular Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

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

Limited Ability to Evaluate Target Business’ Management.

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

Reliance on Our Exiting Management, Risks Relating to Future Business Combinations.

     The success of the Company to a significant degree depends upon the services of McIvan Jarrett and Jerrold Brooks, our executive officers. The ability of the Company to identify and complete a Business Combination could be jeopardized if one or more of our executive officers were unavailable and capable successors were not found. In addition, assuming we are successful in completing a Business Combination, the risks associated with the assimilation and integration of the operations and personnel of an acquired Target Business may interfere with management’s ability to assist with the ongoing operations of the Target Business and their ongoing evaluation of other Target Businesses.

Opportunity for Shareholder Evaluation or Approval of Business Combinations.

     Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, may be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could impact upon the availability of dissenters’ rights (i.e., the right to receive fair payment with respect to the Company’s Common Stock) to shareholders disapproving the proposed Business Combination.

Selection of a Target Business.

     We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions might not allow us to offset potential losses from one venture against profits from another. Although we intend to focus on Target Businesses within the plastic, medical and surgical products manufacturing industries, we have unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

•	financial condition and results of operation of the Target Business;

•	growth potential and projected financial performance of the Target Business and the industry in which it operates;

•	experience and skill of management and availability of additional personnel of the Target Business;

•	capital requirements of the Target Business;

•	the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

•	the location of the Target Business;

•	competitive position of the Target Business;

•	stage of development of the product, process or service of the Target Business;

•	degree of current or potential market acceptance of the product, process or service of the Target Business;

•	possible proprietary features and possible other protection of the product, process or service of the Target Business;

•	regulatory environment of the industry in which the Target Business operates;

•	costs associated with effecting the Business Combination; and

•	equity interest in and possible management participation in the Target Business.

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

     Although we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation, we have not retained the services of any professional firms. Since we presently have not retained the services of any outside consultants or advisors to assist in a Business Combination, no policies have been adopted to date regarding the use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder’s fee or commission to any officer or director or to any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any of our officers, directors or promoters or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

Evaluation of Business Combinations.

     In connection with its evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, reference checks on senior management, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate a Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws) cannot presently be ascertained with any degree of certainty. However, we have spent approximately $114,000, including our $100,000 escrow deposit which has been forfeited to Advanced Plastics, evaluating our potential acquisition of Advanced Plastics.

     Any costs incurred in connection with the identification and evaluation of a Target Business, such as Advanced Plastics, that do not result in the consummation of a Business Combination will result in a loss to the Company and reduce the amount of capital available to identify and evaluate other Target Businesses. In the event we deplete our cash reserves and are unable to raise additional capital, we may be forced to cease operations.

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

     It is anticipated that any securities issued in any Business Combination would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s Common Stock may have a depressive effect on the market price of the Company’s Common Stock.

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

Competition.

     We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance we will be successful in obtaining suitable investments.

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

     The Investment Company Act of 1940 defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company’s activities from time to time with a view toward reducing the likelihood the Company could be classified as an “investment company.”

     The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by the rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders to sell their shares in the secondary market.

     In addition, the SEC has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company’s shareholders to sell their shares in any public market which might develop. Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Employees.

     The Company is a development stage company and currently has no employees. The Company has entered into month-to-month independent contractor agreements with McIvan Jarrett, Jerrold Brooks, and Nelson Futch, the Company’s executive officers, under the terms of which Messrs. Jarrett, Brooks and Futch receive $1,000, $200 and $100 per month, respectively, for managing the affairs of the Company. Upon the completion of a Business Combination, the Company will enter into employment agreements with its executive officers.

Research and Development and Environmental Matters.

     We did not incur any research and development expenses for the period covered by this Annual Report. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

Item 2.   Description of Properties.

     Our corporate headquarters is located at 12400 SW 134th Court, Suite 11, Miami, Florida 33186. This is also the corporate headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management. McIvan Jarrett, our President, and Jerrold Brooks, our Executive Vice President, serve as managing members of Equity Management, and Nelson Futch, our Vice President, is a member of Equity Management. The Company has agreed to pay Equity Holdings Group, Inc. $200 per month to occupy the premises of Equity Holdings Group, Inc. and for secretarial and administrative services.

Item 3.   Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the fourth quarter of our 2001 fiscal year.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

     We are authorized to issue 50,000,000 shares of Common Stock, 10,000,000 shares of which were issued and outstanding as of April 15, 2002. The number of shareholders of record for the Common Stock as of April 15, 2002 was 59.

     No trading market for our Common Stock presently exists.

     We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

     We presently serve as our own transfer agent.

Recent Sales of Unregistered Securities.

     On March 2, 2001, pursuant to the terms of that certain Exchange Agreement dated March 2, 2001 among Equity Management Partners, LLC (“Equity Management”), the Company and Goldco Properties Limited Partnership (“Goldco”), Equity Management acquired 9,000,000 and 200,000 shares of Common Stock from the Company and Goldco, respectively, in exchange for all of the issued and outstanding shares of the common stock of Newcourt Capital Holdings, Inc. (“Newcourt”), a Florida corporation and a wholly-owned subsidiary of Equity Management. Prior to the closing of this transaction, control of the Company was held by Goldco, which owned 92% of the Company’s then outstanding Common Stock. After the closing of this transaction, the Company became a 92%-owned subsidiary of Equity Management and Newcourt became a wholly-owned subsidiary of the Company. The shares issued by the Company were exempt from registration pursuant to Section 4(2) of the Securities Act.

     On March 1, 2002, four accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act, including James Jaffe, one of the directors of the Company, paid an aggregate of $90,000 in cash to the Company and were issued a total of 599,998 shares of Common Stock. The shares issued by the Company were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Plan of Operation.

     The Company is considered a development stage company with limited assets and capital, and with no operations or income. Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management. The Company pays Equity Holdings Group, Inc. $200 per month to occupy the premises of Equity Holdings Group, Inc. and for secretarial and administrative support services.

     Plan of Operation

     Management believes that its current cash needs can be met with the limited cash on hand for at least the next twelve months. However, in order to consummate a Business Combination, during the next twelve months the Company intends to raise up to $2 million in one or more private placements. The Company anticipates that such an amount should be sufficient to consummate up to two acquisitions. While the Company has not identified an investment banking firm to assist in this effort, it will seek to establish an engagement or collaborative arrangement with an investment banking firm to assist the Company with the proposed private placement.

     The Company’s current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential Target Businesses. While we have entered into preliminary discussions with two potential Target Businesses, presently, we have no agreements, understandings or arrangements to acquire or merge with any specific business or company, and there can be no assurance that the Company will identify a suitable Target Business in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any Target Business it acquires.

Item 7.   Financial Statements.

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Independent Accountants’ Report

To the Shareholders of
Newcourt Holdings, Inc.
Miami, Florida

We have audited the accompanying balance sheet of Newcourt Holdings, Inc. as of December 31, 2001 and the related statements of income, retained deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Newcourt Holdings, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Newcourt Holdings, Inc. as of December 31, 2000, were audited by other auditors whose report dated December 31, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newcourt Holdings, Inc. as of December 31, 2001 and the results of its operations for the year then ended in conformity with accounting principles, generally accepted in the United States of America.

/s/ Sharpton, Brunson & Company

March 27, 2001

Independent Auditor’s Report

To the Board of Directors
Newcourt Holdings, Inc.
Miami, Florida

I have audited the accompanying Balance Sheet of Newcourt Holdings, Inc. (a development stage enterprise) as of December 31, 2000, and the related statement of operations and retained earnings (accumulated deficit), statement of shareholders’ equity, and statement of cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Newcourt Holdings, Inc. (a development stage enterprise) as of December 31, 2000, the results of operations, and its cash flows for the period then ended in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company on March 2, 2001, exchanged 9,000,000 shares of its common stock for all the issued and outstanding shares of common stock of Newcourt Capital Holdings, Inc.

/s/ SAMUEL F. MAY
Samuel F. May Jr.
Certified Public Accountant

December 31, 2000, except for Note 3,
as to which date is April 12, 2001

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001

	2001	2000

Assets
Current assets:
Cash	$244,013
Non-current Assets
Equipment	1,661
Escrow deposits	100,000
Intangible assets:
Organizational costs, net of amortization	2,956	$4,732
Deferred financing costs, net of amortization	9,253

Total Assets	$357,883	$4,732

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,175	$1,000
Long-term liabilities:
Notes payable	390,250

Total liabilities	397,425	1,000

Shareholders’ Deficit:
Common stock, $.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Preferred stock, $.01 par value, 5,000,000, shares authorized
Capital in excess of par value	96,120	6,120
Accumulated deficit	(136,662)	(3,388)

Total shareholders’ deficit	(39,542)	3,732

Total Liabilities and Shareholders’ Deficit	$357,883	$4,732

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Revenue
Interest income	$7,599	$

Total Revenue	$7,599	$

Operating expenses:
Amortization and depreciation	$6,216		$1,238
Consulting	9,463
Telephone	407
Bank charges	142
Postage and delivery	83
Commissions	9,000
Marketing expense	40,364
Legal and accounting	57,418		1,000
Licenses and fees	4,297		150
Management fees	11,900
Administrative expense	1,583

Total operating expenses	140,873		2,388

Net loss before income taxes	(133,274)		(2,388)
Provision for income tax
Net loss	(133,274)		(2,388)
Accumulated deficit – beginning of year	(3,388)		1,000

Accumulated deficit – end of year	$(136,662)		$(3,388)

Weighted average number of shares outstanding	10,000,000		1,000,000
Net loss per share	$0.014		$0.002

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS
OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Common Shares
				(Accumulated
	Number	Amount	Par Value	Deficit)	Totals

Balance – January 31, 2000	1,000,000	$1,000	$5,970	$(1,000)	$5,970
Capital contributions			150
Net loss for the period January 1, to December 31, 2000				(2,388)	(2,388)

Balance – December 31, 2000	1,000,000	$1,000	$6,120	$(3,388)	$3,732

Balance – January 31, 2001	1,000,000	$1,000	$6,120	$(3,388)	$3,732
Capital Contributions			90,000		90,000
Net loss for the period January 1 to December 31, 2001				(133,274)	(133,274)

Balance – December 31, 2001	10,000,000	$1,000	$96,120	$(136,662)	$(39,542)

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS
OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	December 31, 2001	December 31, 2000

Cash flows from operating activities
Net loss	$(127,099)		$(2,388)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	6,216		1,238
Changes in assets and liabilities:
Increase in escrow deposits	(100,000)
Increase in deferred financing costs	(13,219)
Increase in accounts payable and accrued expenses	6,175
Increase in equipment	(2,135)

Net cash used in operating activities	$(102,963)		$(1,150)

Cash flow from financing activities:
Capital contributions	90,000
Proceeds from notes payable	390,250		150

Net cash flows from financing activities	480,250		150

Net increase (decrease) in cash	244,013		(1,000)
Cash and cash equivalents – beginning of year			1,000

Cash and cash equivalents – end of year	$244,013	$

Reconciliation of net loss to net cash used by operating activities
Cash paid to suppliers and vendors	(242,412)		(1,150)

Net cash used in operating activities	$(242,412)		$(1,150)

The accompanying notes are an integral part of these financial statements

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Note 1 – Organization

Nature of Operations

Newcourt Holdings, Inc. (a development stage enterprise) (the company) was incorporated in Florida on December 17, 1999 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical patent industries.

The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

Note 2 – Summary Of Significant Accounting Policies And Organization

Basis of accounting

The Company prepares its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of consolidation

The consolidated financial statements include the operation, assets and liabilities of Newcourt Holdings, Inc. and its Subsidiary Newcourt Capital Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

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

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Note 2 – Summary Of Significant Accounting Policies And Organization (Contd.)

Organizational costs

Organizational costs will be amortized by the straight line method over a five year period.

Deferred financing costs

Deferred financing costs will be amortized by the straight line method over a five year period.

Income taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts to existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the years ended December 31, 2001 and 2000, due to the net loss. Any deferred tax asset resulting from the loss has been fully offset by a valuation allowance.

Earnings per share

Net loss per common share for the period from December 17, 1999 (inception of development stage) to December 31, 2001, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting standards No. 128, Earning per Share. There were 10,000,000 shares outstanding at December 31, 2001.

Note 3 – Concentration Of Credit Risk

The Company maintains its cash balances in a financial institution located in Miami, Florida. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001, the balance exceeded FDIC insurance limits as follows:

Bank of America	$263,975
Less: FDIC Insurance Limit	100,000

Uninsured Balance	$163,975

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Note 4 – Escrow Deposits

This amount represents deposits placed with Advanced Plastics relating to the acquisition of that company. At December 31, 2001, negotiations are still in process.

Note 5 – Notes Payable

At December 31, 2001, the Company has two notes payable to Equity Management Partners LLC in the amount of $290,250 and $100,000. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum. Both interest and principle on the notes become due on February 15, 2004.

Shareholders of Newcourt Holdings, Inc. are also shareholders of Equity Management Partners. At December 31, 2001 maturities are as follows:

2002	$459,490
2003	$470,254
2004	$503,172

Note 6 – Shareholders’ Equity

On December 17, 1999, the Company sold 1,000,000 common shares of its common stock as its initial capitalization. The Company’s Articles of Incorporation presently authorize 50,000,000 shares of common stock at $.0001 par value. (See Note 7)

Note 7 – Acquisition

On March 2, 2001, Technology Ventures Group, Inc. (TVG) consummated a share exchange which resulted in a change of control of Newcourt pursuant to the terms of the Agreement for the Exchange of Common Stock dated March 2, 2001 among the Registrant, Equity Management Partners, LLC, a Florida Limited liability company (Equity Management), and Goldco Properties Limited Partnership (Goldco). Under that agreement, Equity Management acquired 9,000,000 and 200,000 shares of common stock of the Registrant, par value $.001 per share, from the Registrant and Goldco respectfully, in exchange for all of the issued and outstanding shares of common stock, par value $.0001 per share, of Newcourt Capital Holdings, Inc. (Newcourt), a Florida corporation and wholly owned Subsidiary of Equity Management. As a result of the closing of this transaction Newcourt became a wholly owned subsidiary of Technology Ventures Group, Inc.

Presently, as of December 31, 2001, 10,000,000 shares are issued and outstanding.

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Note 8 – Related Parties

During the year 2001, Newcourt received notes payable from Equity Management Partners (whose board members are also board members of Newcourt) in the amount of $390,250, interest rate 7% annually and due by February 15, 2004. Also, certain board member received management fees to perform and conduct the business of Newcourt. Management fees at December 31, 2001 was $11,900.

Note 9 – Other Matters

On July 18, 2001, the Company conducted its first shareholders meeting. At the meeting shareholders approved certain amendments to the company’s Articles of Incorporation including:

1.	A change in the Company’ name from Technology Ventures Group, Inc. to Newcourt Holdings, Inc.

2.	An increase in the number of shares which the Company is authorized to issue from 10 million to 55 million; comprising 50 million shares of common stock with a par value of $.0001 per share and 5 million shares of preferred stock with a par value of $.01 per share.

These amendments to the Articles of Incorporation have been officially filed with the Secretary of State, Division of Corporations effective July 30, 2001.

The shareholders also elected five persons to the Board of Directors and ratified the appointment of Sharpton, Brunson & Company, P.A. as the company’s independent auditors for the fiscal year ending December 2001.

Note 10 – Subsequent Events

As of March 1, 2002, the Company had not been able to secure the necessary equity or financing to complete the acquisition of Advanced Plastics, despite extensions by Advanced Plastics. As a result, Newcourt’s deposit was forfeited. Subsequently, Newcourt reached a verbal agreement with the sellers in which the sellers agreed to provide a credit to the Company in the amount of the deposit, should Newcourt complete the acquisition prior to the sellers entering into a new sales contract with another buyer.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Samuel F. May Jr. (“May”), the Company’s former independent public accountant, was dismissed by the Company on April 12, 2001. On April 13, 2001, the Company engaged the firm of Sharpton, Brunson & Company, P.A. (“SBC”) as its new independent accountant. The decision to dismiss May was recommended and approved by the Board of Directors of the Company. The Company authorized May to respond fully to the inquiries of SBC regarding any accounting or financial matters relating to the Company.

     May’s report on the Company’s financial statements for each of the fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

     During the Company’s fiscal years ended December 31, 1999 and 2000 and the interim period preceding the dismissal, there were no disagreements with May on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of May, would have caused May to make a reference to the subject matter of the disagreements in connection with his reports.

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

Name	Age	Position

McIvan A. Jarrett	48	Director, President and Treasurer
Jerrold Brooks	67	Director, Executive Vice President and Secretary
Nelson Futch	75	Director, Vice President and Assistant Secretary
Cedric Cordell Adams, M.D.	41	Director
James Jaffe	46	Director

MCIVAN A. JARRETT. Mr. Jarrett has been one of our directors since March 2, 2001, and has severed as our President and Treasurer since such time. Mr. Jarrett is the founder and is currently and has been since 1990, the President of Equity Holding Group, Inc (“EHG”). EHG is a private investment management company with equity interests in the industrial manufacturing and consumer products industries. Mr. Jarrett is also a managing member of Equity Management Partners, LLC, as well as the founder and President of Epitomi, Inc., a manufacturer and distributor of consumer personal and hair care products. Mr. Jarrett also serves as a Director of Engineered Castings, Inc., a manufacturer of traffic signal hardware and custom metal molded products for a variety of industries. From April 1997 to September 1999, Mr. Jarrett was a managing director of Baytree Investors, Inc., a private international merchant banking firm with over 60 offices worldwide engaged in the acquisition, development and sale of large-sized companies. Prior to 1990, Mr. Jarrett was Senior Vice President of Corporate Banking and Finance at Barnett Bank of South Florida. Prior to joining Barnett Bank in 1984, Mr. Jarrett was Managing Director of American Security Bank International (Nassau, Bahamas) and Chief Executive Officer of American Security Bank International (Miami). Mr. Jarrett has also served as a director, advisor or consultant to a number of private sector companies in various industries. Mr. Jarrett obtained his Bachelor of Science Degree in Economics from the University of Sierra Leon in 1976 and a Masters Degree in Business Administration from the University of Miami in 1987.

JERROLD BROOKS. Mr. Brooks has been one of our directors since March 2, 2001, and has served as our Executive Vice President and Secretary since such time. Mr. Brooks is also a managing member of Equity Management Partners LLC. Since 1986, Mr. Brooks has been a self-employed private financial and management consultant to emerging and mature companies in the areas of strategic growth planning, operations and management information systems, and financial management. From 1983 to 1986, Mr. Brooks was the Vice-President and Chief Financial Officer of Business Computer Solutions, a public company. From 1981 to 1983, Mr. Brooks was a General Manager of a South Florida building materials company and Vice President of Administration for a major interior design firm, where he was responsible for all administrative activities, accounting operations and management information systems. From 1973 to 1980, Mr. Brooks held various positions with Ryder Truck Rental, Inc., where he coordinated asset purchases and was responsible for the operation of administrative departments supporting the company’s national operations. Mr. Brooks obtained a degree in Business Administration from City University of New York, Baruch School of Business Administration in 1964.

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

CEDRIC CORDELL ADAMS, M.D. has been one of the Company’s directors since July 8, 2001. Dr. Adams has been a private medical practitioner and investor since 1986. Dr. Adams is a doctor of ophthalmology licensed in Texas and California. Dr. Adams earned his medical degree in 1986 from Baylor College of Medicine, and is a member of the American Medical Association, American Academy of Ophthalmology, California Association of Ophthalmology, Texas Medical Association, the Dallas County Medical Society and the Contact Lens Association of Ophthalmology.

JAMES JAFFE has been one of the Company’s directors since July 8, 2001. Mr. Jaffe has over 25 years of executive level business, marketing and sales management experience. Since 1988, Mr. Jaffe has been a senior executive responsible for all major department store marketing, merchandising and sales management for Jockey International, Inc. From 1982 to 1988, he was a senior manager for the New York-based Phillips Van-Heusen, Inc., where he exercised responsibility for merchandise selection and merchandise strategy for the 150-store chain. Prior to 1982, Mr. Jaffe was Group Manager for Bamberger’s Department Store, Inc., in Newark, New Jersey. Mr. Jaffe earned his B.S. Degree in Business Administration with a major in marketing from Rider University in 1977.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of our company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of our company. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our company’s equity securities are required by the regulations of the SEC to furnish our company with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of these filings and written representations from the directors and officers, Cedric Cordell Adams, M.D. and James Jaffe each failed to file a Form 3 when each of them became directors of the Company.

Item 10.   Executive Compensation.

     In April 2001, the Company entered into month-to-month independent contractor agreements with McIvan Jarrett, Jerrold Brooks and Nelson Futch, the Company’s executive officers, pursuant to which such officers receives compensation of $1,000 per month, $200 per month and $100 per month, respectively, for their services. If and when the Company completes the acquisition of a business or acquires assets from an unaffiliated party, the Company will enter into employment agreements with its executive officers providing for, among other things, salaries deemed to be fair and reasonable to the Company and its shareholders by the Board of Directors.

Compensation of Directors.

     Directors do not receive any compensation for serving on our Board.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth common stock ownership information as of April 13, 2001 with respect to:

•	each person known to us to be the beneficial owner of more than 5% of our common stock;

•	each of our officers and directors; and

•	all directors and officers as a group.

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

     For purposes of this table, each person is deemed to have beneficial ownership of any shares of Common Stock which that person has the right to acquire on or within 60 days after April 15, 2002.

	AMOUNT OF SHARES	PERCENT
NAME OF BENEFICIAL OWNER	BENEFICIALLY OWNED	OF CLASS

Equity Management Partners, LLC	6,196,700	61.96%
Cedric Cordell Adams, M.D.(1)	1,100,000	11.00%
Goldco Properties Limited Partnership(2)	717,000	7.17%
James Jaffe(3)	1,066,700	10.67%
McIvan A. Jarrett(4)	4,218,713	42.18%
Jerrold Brooks(5)	1,506,417	11.50%
Nelson Futch(6)	301,160	3.01%
All executive officers and directors as a group (five persons)	8,192,990	81.92%

(1)	Dr. Cedric Cordell Adams’ address is 3600 Gaston Avenue, Ste. 858, Dallas, Texas 75246.

(2)	Golco Properties Limited Partnership, whose address is 22154 Martella Avenue, Boca Raton Florida 33433, is a Florida Limited Partnership.

(3)	Mr. James Jaffe’s address is #2 Cedar Court, Marlboro, New Jersey 07746.

(4)	Mr. McIvan Jarrett, our President and Treasurer, is a managing member of and holds a controlling interest in Equity Management Partners, LLC. Accordingly, Mr. Jarrett is deemed the beneficial owner of 4,218,713 shares of Common Stock held by Equity Management Partners, LLC.

(5)	Mr. Jerrold Brooks, our Executive Vice President and Secretary, is a managing member of Equity Management Partners, LLC. Accordingly, Mr. Brooks is deemed the beneficial owner of 1,506,417 shares held by Equity Management Partners, LLC.

(6)	Mr. Nelson Futch, our Vice President and Assistant Secretary, is a member of Equity Management Partners, LLC and may be deemed to have shared voting and investment of such shares.

Item 12.   Certain Relationships and Related Transactions.

     Our corporate headquarters is located at 12400 SW 134th Court, Suite 11, Miami, Florida 33186. This is also the corporate headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management. McIvan Jarrett, our President, and Jerrold Brooks, our Executive Vice President, serve as managing members of Equity Management, and Nelson Futch, our Vice President, is a member of Equity Management. The Company has a month-to-month agreement with Equity Holdings Group, Inc., whereby the Company pays a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services.

Item 13.   Exhibits and Reports on Form 8-K.

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     (a)  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Articles of Incorporation as filed with the Florida Secretary of State on July 30, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.1	Agreement for the Exchange of Common Stock dated March 2, 2001 among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, and Equity Management Partners, LLC (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2001)

10.2	Registration Rights Agreement dated as of March 2, 2001, among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, Shelly Goldstein and Peter Goldstein (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2001)

10.3	Letter Agreement dated April 6, 2001 between the Company and Equity Holdings Group, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.4	Letter Agreement dated April 6, 2001 between the Company and McIvan A. Jarrett (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.5	Letter Agreement dated April 6, 2001 between the Company and Nelson Futch (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.6	Letter Agreement dated April 6, 2001 between the Company and Jerrold Brooks (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

16	Letter of Samuel F. May Jr., C.P.A.

21	List of Subsidiaries

     (b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newcourt Holdings, Inc.

Date: May 15, 2002	/s/ McIvan Jarrett

McIvan Jarrett, Chairman, President
and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ McIvan Jarrett McIvan Jarrett	Director, President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	May 15, 2002

/s/ Jerrold Brooks Jerrold Brooks	Director, Executive Vice President and Secretary	May 15, 2002

/s/ Nelson Futch Nelson Futch	Director and Vice President	May 15, 2002

Cedric Cordell Adams, M.D.	Director	May __, 2002

James Jaffe	Director	May __, 2002