Form 10QSB
period 2002-03-31
NEWCOURT HOLDINGS INC
filed 2002-06-04
CIK 1107961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________ to ___________________

Commission File Number 001-16309

NEWCOURT HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0972643

(State or other jurisdiction of incorporation or organization)	(I.R. S. Employer Identification No.)

12400 SW 134th Court, Suite 11 Miami, Florida 33186

(Address of principal executive offices)

(305) 971-5370

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [     ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [     ] No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of April 30, 2002, there were 10,599,998 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [      ] No [X]

NEWCOURT HOLDINGS, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I

ITEM 1. Financial Statements.

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
Assets	March 31, 2002	March 31, 2001

Current assets:

Cash	$234,911	$238,742

Non-current Assets

Equipment	1,661

Intangible assets:

Organizational costs, net of amortization	2,956	4,732

Deferred financing costs, net of amortization	9,253	13,219

Total Assets	$248,783	$356,693

Liabilities and Shareholders Equity

Current Liabilities:

Accounts payable and accrued expenses	$1,000	$1,000

Long-term liabilities:

Notes payable	390,250	390,250

Total liabilities	391,250	391,250

Shareholders’ Deficit:

Common stock, $.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000

Preferred stock, $.01 par value, 5,000,000, shares authorized Capital in excess of par value	96,120	6,120

Accumulated deficit	(259,589)	(41,677)

Total shareholders’ deficit	(142,469)	34,557

Total Liabilities and Shareholders’ Deficit	$248,781	$356,693

The accompanying notes are an integral part of these financial statements

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
Revenue	March 31, 2002	March 31, 2001

Interest income	$939	$

Total Revenue	$939	$

Operating expenses:

Bank charges	$35

Marketing expense		35,250

Legal and accounting		2,790

Licenses and fees	135	249

Management fees	3,700

Total operating expenses	3,866	38,289

Net loss before income taxes	(2,927)	(38,289)

Provision for income tax

Other changes

Loss of escrow deposit	(100,000)

Net loss	(102,927)	(38,289)

Accumulated deficit — beginning of period	(136,662)	(3,388)

Accumulated deficit — end of period	$(239,589)	$(41,677)

Weighted average number of shares outstanding	10,000,000	10,000,000

Net loss per share	$0.010	$0.004

The accompanying notes are an integral part of these financial statements

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2001

Cash flows from operating activities

Net loss	$(102,927)	$(38,289)

Adjustments to reconcile net loss to net cash used by operating activities

Changes in assets and liabilities:

Decrease in escrow deposits	100,000

Increase in deferred financing costs		(13,219)

Decrease in accounts payable and accrued expenses	(6,175)

Net cash used in operating activities	$(9,102)	$(51508)

Cash flow from financing activities:

Proceeds from notes payable		390,250

Net cash flows from financing activities		39,250

Net (decrease) increase in cash	244,013	338,742

Cash and cash equivalents — beginning of year

Cash and cash equivalents — end of year	$23,911	$338,742

Reconciliation of net loss to net cash used by operating activities

Cash paid to suppliers and vendors	(9,102)	(51,508)

Net cash used in operating activities	$(9,102)	$(51,508)

The accompanying notes are an integral part of these financial statements

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (UNAUDITED)

Note 1 — Organization

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

Note 2 — Summary Of Significant Accounting Policies And Organization

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

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (UNAUDITED)

Note 2 — Summary Of Significant Accounting Policies And Organization (Contd.)

Organizational costs

     Organizational costs will be amortized by the straight-line method over a five-year period.

Deferred financing costs

     Deferred financing costs will be amortized by the straight-line method over a five year period.

Income taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts to existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the period ended March 31, 2002 and March 31, 2001, due to the net loss. Any deferred tax asset resulting from the loss has been fully offset by a valuation allowance.

Earnings per share

     Net loss per common share for the period from December 17, 1999 (inception of development stage) to March 31, 2002, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, Earning per Share there were 10,000,000 shares outstanding at March 31, 2002.

Note 3 — Concentration Of Credit Risk

     The Company maintains its cash balances in a financial institution located in Miami, Florida. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2002, the balance exceeded FDIC insurance limits as follows:

Bank of America	$234,911

Less: FDIC Insurance Limit	(100,000)

Uninsured Balance	$134,911

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (UNAUDITED)

Note 4 — Notes Payable

     At March 31, 2002, Company has two notes payable to Equity Management Partners LLC in the amount of $290,250 and $100,000. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum. Both interest and principal on the notes become due on February 15, 2004.

     Shareholders of Newcourt Holdings, Inc. are also shareholders of Equity Management Partners. At March 31, 2002, maturities are as follows:

2002	$459,490

2003	$470,254

2004	$503,172

     Note 5 – Shareholders’ Equity

     On December 17, 1999, the Company sold 1,000,000 common shares of its common stock as its initial capitalization. The Company’s Articles of incorporation authorize 50,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.01 per share.

Note 6 — Acquisition

     On March 2, 2001, Technology Ventures Group, Inc. (TVG) consummated a share exchange which resulted in a change of control of Newcourt pursuant to the terms of the Agreement for the Exchange of Common Stock dated March 2, 2001, among the Registrant, Equity Management Partners, LLC, a Florida limited liability company (Equity Management), and Goldco Properties Limited Partnership (Goldco). Equity Management acquired 9,000,000 and 200,000 shares of common stock of the Registrant, par value $.001 per share, from the Registrant and Goldco respectfully, in exchange for all of the issued and outstanding shares of common stock, par value $.0001 per share, of Newcourt Capital Holdings, Inc. (Newcourt), a Florida corporation and wholly owned Subsidiary of Equity Management. As a result of the closing of this transaction, Newcourt became a wholly owned subsidiary of Technology Ventures Group, Inc.

     Presently, as of March 31, 2002, there are 10,000,000 shares issued and outstanding.

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (UNAUDITED)

Note 7 — Related Parties

     During the year 2001, Newcourt received notes payable from Equity Management Partners (whose board members are also board members of Newcourt) in the amount of $390,250, interest rate 7% annually and due by February 15, 2004. Also, certain board member received management fees to perform and conduct the business of Newcourt. Management fees at March 31, 2002 were $3,700.

Note 8 — Other Matters

     On July 18, 2001, the Company conducted its first shareholders meeting. At the meeting, shareholders approved certain amendments to the company’s Articles of Incorporation including:

1.	A change in the Company’s name from Technology Ventures Group, Inc. to Newcourt Holdings, Inc.

2.	An increase in the number of shares which the corporation is authorized to issue from 10 million to 55 million; comprising 50 million shares of common stock with a par value of $.0001 per share and 5 million shares of preferred stock with a par value of $.01 per share.

     These amendments to the Articles of Incorporation have been officially filed with the Secretary of State Division of Corporations effective July 30, 2001.

     The shareholders also elected five (5) persons to the Board of Directors and ratified the appointment of Sharpton, Brunson & Company, P.A. as the company’s independent auditors for the fiscal year ending December 2001.

     On March 1, 2002, Newcourt had not been able to secure the necessary equity or financing to complete the acquisition of Advanced Plastics, despite extensions by the seller. As a result, Newcourt’s deposit was forfeited. Subsequently, Newcourt reached a verbal agreement with the sellers in which the sellers agreed to provide a credit to the company in the amount of the deposit, should Newcourt complete the acquisition prior to the sellers entering into a new sales contract with another buyer. The forfeited deposit is recognized in the consolidated statements of operations and accumulated deficit as a loss under other changes.

     On April 30, 2002, the Company sold 599,998 shares of its common stock to four accredited investors, as defined in Regulation D promulgated under the Securities Act of 1933, for an aggregate cash consideration of $90,000.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

     The Company is considered a development stage company with limited assets and capital, and with no operations or operating income. Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group, Inc., an affiliate of the Company.

Plan of Operation

     The Company has entered into a month-to-month agreement with Equity Holding Group, Inc., an affiliated company, whereby the Company pays a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services. The Company’s current operating plan is to: (a) handle the administrative and reporting requirements of a public company and (b) search for a business acquisition.

     In the period January 1, 2002 through March 31, 2002, the Company disbursed $3,866 for various services, of which $3,700 went toward management services pursuant to a month to month management agreement in which it pays the company’s President, Executive Vice President, and Vice President $1,000, $200 and $100 per month, respectively, for company management services.

     On August 8, 2001, the Company entered into a non-binding a letter of intent to acquire the assets and business of Advanced Plastics Unlimited, Inc, a plastics manufacturer, for $2.5 million in cash and notes and engaged its accountants to assist it in conducting due diligence and other professional service firms to perform an appraisal of the target company’s assets. Subsequently, the Company provided Advanced Plastics with a $100,000 escrow deposit toward the purchase price. As of March 31, 2002, the Company had not been able to complete its financing arrangements and consequently forfeited its deposit. However, the Company was able to reach a verbal agreement with Advanced Plastics in which Advanced Plastics agreed to provide a credit to the Company in the amount of the deposit should the Company complete the acquisition of Advanced Plastics before Advanced Plastics enters into a new sales contract with another buyer.

     As of March 31, 2002, Advanced Plastics has not entered into an alternative sales contract with any other buyer. The Company is seeking financing, and is engaged in ongoing discussions with two different banks. There can be no assurance that either of the banks ultimately will finance the transaction.

     As of March 31, 2002, the Company had $234,911 in cash, which management believes is sufficient to meet its current monthly cash needs for at least the next twelve months. However, in order to consummate the contemplated acquisition of Advanced Plastics, or another business during the next several months, the Company intends to raise up to $2 million in one or more private placements. The Company anticipates that such an amount should be sufficient to consummate at least one business acquisition. The Company is in discussions with one investment banking firm, which could assist the Company in raising funds to pursue a business acquisition. There are no assurances that the Company will be successful in obtaining funds for a business acquisition.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCOURT HOLDINGS, INC.

Dated: June 3, 2002	/s/ McIvan A. Jarrett

McIvan A. Jarrett President