Form 10QSB
period 2002-06-30
NEWCOURT HOLDINGS INC
filed 2002-08-14
CIK 1107961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                       or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period _____________ to _________________

                        Commission File Number 001-16309

                             NEWCOURT HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                              65-0972643
-------------------------------                             -------------------
(State or other jurisdiction or                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

         As of July 31, 2002, there were 10,599,998 shares of the registrant's common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                             NEWCOURT HOLDINGS, INC.

                                      INDEX


                                                                                          Page
                                                                                          ----

PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets at June 30, 2002. (Unaudited)                                   2

Consolidated Statements of Operations and Accumulated Deficit for the
three months and six months ended June 30, 2002 and 2001.  (Unaudited)                      3

Consolidated Statements of Cash Flows for the six months ended June 30, 2002
and 2001.  (Unaudited)                                                                      4

Notes to Consolidated Financial Statements.  (Unaudited)                                    5


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                           9


PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                              10


                                     PART I

Item 1. Financial Statements.

                             NEWCOURT HOLDINGS, INC.
                        (a Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2002 (UNAUDITED)


                                                              June 30, 2002
                                                              -------------

ASSETS
Current assets:

        Cash                                                   $ 220,884

Non-current Assets

        Equipment                                                  1,661

Intangible assets:

        Organizational costs, net of amortization                  2,956

        Deferred financing costs, net of amortization              9,253
                                                               ---------
              Total Assets                                     $ 234,754
                                                               ---------
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
        Accounts payable and accrued expenses
                                                               $   5,796

Long-term liabilities:

        Notes payable                                            390,250
                                                               ---------

              Total liabilities                                  396,046
                                                               ---------

Shareholders' Deficit:
 Common stock, $.0001 par value, 50,000,000 shares
 authorized, 10,559,998 shares issued and outstanding              1,000

Preferred stock, $.01 par value, 5,000,000, shares
 authorized
Capital in excess of par value                                    96,120
Accumulated deficit                                             (258,412)
                                                               ---------
              Total shareholders' deficit                       (161,292)
                                                               ---------

              Total Liabilities and Shareholders' Deficit      $ 234,754
                                                               =========



                             See accompanying notes.

                             NEWCOURT HOLDINGS, INC.
                        (a Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                                           Three-Month Period                   Six-Month Period
                                                   --------------------------------      --------------------------------
                                                    April 1 to          April 1 to       January 1 to       January 1 to
                                                   June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                                   -------------      -------------      -------------      -------------
REVENUE
        Interest income                            $        895       $      3,989       $      1,834       $      3,989
                                                   ------------       ------------       ------------       ------------
                  Total Revenue                    $        895       $      3,989       $      1,834       $      3,989
                                                   ------------       ------------       ------------       ------------
OPERATING EXPENSES:
         Amortization                                                 $      1,914                          $      1,914
         Marketing expense                                                   2,500                                37,750
         Legal and accounting                      $     11,542             17,250       $     13,717             20,940
         Licenses and fees                                  300              3,703                300              3,952
         Management fees                                  3,900              3,900              7,600              3,900
         Administrative expense                           1,589                544              1,587                544
                                                   ------------       ------------       ------------       ------------

                  Total operating expenses               19,718            (23,584)            68,100            (29,811)
                                                   ------------       ------------       ------------       ------------

Net loss before income taxes                            (18,823)           (25,822)           (21,750)           (64,111)
                                                   ------------       ------------       ------------       ------------
OTHER CHANGES

Loss of Escrow deposit                                 (100,000)                             (100,000)
                                                   ------------       ------------       ------------       ------------

Provision for income tax

Net loss                                                (18,823)           (25,822)          (121,750)           (64,111)
                                                   ------------       ------------       ------------       ------------

Accumulated deficit - beginning of period              (239,589)           (41,677)          (136,682)            (3,388)
                                                   ------------       ------------       ------------       ------------

Accumulated deficit - end of period                $    258,412       $    (67,499)      $   (258,412)      $    (67,499)
                                                   ============       ============       ============       ============
Weighted average number of shares outstanding        10,559,998         10,000,000         10,559,998         10,000,000
                                                   ------------       ------------       ------------       ------------

Net loss per share                                 $       0.03       $      0.007       $       0.03       $      0.007
                                                   ============       ============       ============       ============


                             See accompanying notes.

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            JUNE 30, 2002 (UNAUDITED)



                                                                       June 30, 2002       June 30, 2001
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 $(121,750)          $ (64,111)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING
ACTIVITIES
Amortizations                                                                                    1,914
CHANGES IN ASSETS AND LIABILITIES:


Decrease in escrow deposits                                                100,000

Increase in deferred financing costs                                                           (13,219)
Decrease in accounts payable and accrued expenses                           (1,379)
                                                                         ---------           ---------
        Net cash used in operating activities                            $ (23,129)          $ (77,551)
                                                                         =========           =========
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment                                                                           (2,135)
                                                                         ---------           ---------
        Net cash used by investing activities                            $                   $  (2,135)
                                                                         =========           =========
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from notes payable                                                                    390,250
                                                                         ---------           ---------
        Net cash flows from financing activities                                               390,250
                                                                         ---------           ---------
Net (decrease) increase in cash                                            (23,129)            312,699
                                                                         ---------           ---------
Cash and cash equivalents - beginning of year                              244,013
                                                                         ---------           ---------
Cash and cash equivalents - end of year                                  $ 220,884           $ 312,699
                                                                         =========           =========

RECONCILIATION OF NET LOSS TO NET CASH USED BY OPERATING
ACTIVITIES
Cash paid to suppliers and vendors                                         (23,129)            (77,551)
Net cash used in operating activities                                    $ (23,129)          $ (77,551)
                                                                         =========           =========



    The accompanying notes are an integral part of these financial statements

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)


NOTE 1 -ORGANIZATION

NATURE OF OPERATIONS

Newcourt Holdings, Inc. (a development stage enterprise) (the "Company") was incorporated in Florida on December 17, 1999 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical product industries.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

BASIS OF ACCOUNTING

The Company prepares its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the operation, assets and liabilities of Newcourt Holdings, Inc. and its subsidiary, Newcourt Capital Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTD.)

ORGANIZATIONAL COSTS

Organizational costs will be amortized by the straight-line method over a five-year period.

DEFERRED FINANCING COSTS

Deferred financing costs will be amortized by the straight-line method over a five-year period.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts to existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the period ended June 30, 2002 and June 30, 2001, due to the net loss. Any deferred tax asset resulting from the loss has been fully offset by a valuation allowance.

EARNINGS PER SHARE

Net loss per common share for the period from December 17, 1999 (inception of development stage) to June 30, 2002, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, Earning per Share. There were 10,199,998 shares outstanding at June 30, 2002.

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution located in Miami, Florida. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2002, the balance exceeded FDIC insurance limits as follows:

         Bank of America                                          $  220,884
         Less: FDIC Insurance Limit                                 (100,000)
                                                                  ----------
         Uninsured Balance                                        $  120,884
                                                                  ==========

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)


NOTE 4 - NOTES PAYABLE

At June 30, 2002, Company has two notes payable to Equity Management Partners LLC in the amount of $290,250 and $100,000. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum. Both interest and principle on the notes become due on February 15, 2004.

Shareholders of Newcourt Holdings, Inc. are also shareholders of Equity Management Partners. At June 30, 2002 maturities are as follows:

                  2002                                      $459,490
                  2003                                      $470,254
                  2004                                      $503,172


NOTE 5 - SHAREHOLDERS' EQUITY

On December 17, 1999, the Company sold 1,000,000 common shares of its common stock as its initial capitalization. The Company's Amended and Restated Articles of Incorporation authorize 50,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of June 30, 2002, 10,599,998 shares of the Company's 50,000,000 shares of authorized common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

NOTE 6 - ACQUISITION

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

                             NEWCOURT HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)


NOTE 7 - RELATED PARTIES

During the year 2001, the Company received notes payable from Equity Management Partners (whose board members are also board members of the Company) in the amount of $390,250, interest rate 7% annually and due by February 15, 2004. Also, certain board member received management fees to perform and conduct the business of the Company. Management fees at June 30, 2002 were $7,600.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company is considered a development stage company with limited assets and capital, and with no operations or operating income. Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group, Inc., an affiliate of the Company.

PLAN OF OPERATION

         The Company has entered into a month-to-month agreement with Equity Holdings Group, Inc., an affiliated company, whereby the Company pays a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services. The Company's current operating plan is to: (a) handle the administrative and reporting requirements of a public company and (b) search for a business acquisition.

         In the three and six month periods ended June 30, 2002, the Company disbursed $19,718 and $23,584, respectively, for various services, of which $3,900 and $7,600, respectively, went toward management services pursuant to a month to month management agreement in which it pays the company's President, Executive Vice President, and Vice President $1,000, $200 and $100 per month, respectively, for company management services.

         On August 8, 2001, the Company entered into a non-binding a letter of intent to acquire the assets and business of Advanced Plastics Unlimited, Inc, a plastics manufacturer, for $2.5 million in cash and notes and engaged its accountants to assist it in conducting due diligence and other professional service firms to perform an appraisal of the target company's assets. Subsequently, the Company provided Advanced Plastics with a $100,000 escrow deposit toward the purchase price. As of March 31, 2002, the Company had not been able to complete its financing arrangements and consequently forfeited its deposit. However, the Company was able to reach a verbal agreement with Advanced Plastics in which Advanced Plastics agreed to provide a credit to the Company in the amount of the deposit should the Company complete the acquisition of Advanced Plastics before Advanced Plastics enters into a new sales contract with another buyer.

         As of June 30, 2002, Advanced Plastics had not entered into an alternative sales contract with any other buyer. The Company is seeking financing, and is engaged in ongoing discussions with two different banks. Both of these institutions have expressed an interest in providing financing so that the Company can complete the transaction. There can be no assurance that either of the banks ultimately will finance the transaction. If the Company is not able to secure the necessary financing to complete the transaction by September 30, 2002, management will pursue alternative plans in order to attempt to maximize shareholder value.

         As of June 30, 2002, the Company had $220,883 in cash, which management believes is sufficient to meet its current monthly cash needs for at least the next twelve months. However, in order to consummate the contemplated acquisition of Advanced Plastics, or another business during the next several months, the Company intends to raise up to $2 million in one or more private placements. The Company anticipates that such an amount should be sufficient to consummate at least one business acquisition. The Company is in discussions with one investment banking firm, which could assist the Company in raising funds to pursue a business acquisition. There are no assurances that the Company will be successful in obtaining funds for a business acquisition.

                                     PART II



ITEM 2. CHANGES IN SECURITIES

         On April 30, 2002, the Company sold 599,998 shares of its common stock to four investors for an aggregate cash consideration of $90,000. The transactions were exempt under Section 4(2) of the Securities Act of 1933 (the "1933 Act") and Rule 506 of Regulation D promulgated under the 1933 Act because all four of the purchasers of the shares are accredited investors as defined in Rule 501(a) of Regulation D.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEWCOURT HOLDINGS, INC.

Dated: August 14, 2002                 /s/ McIvan A.Jarrett
                                           -------------------------------------
                                           McIvan  A. Jarrett
                                           President