Form 10-Q
period 2002-09-30
NEWCOURT HOLDINGS INC
filed 2002-11-14
CIK 1107961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 of 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 12, 2002, there were 10,599,998 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

NEWCOURT HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002 (UNAUDITED)

September 30, 2002

Assets
Current assets:
Cash	$208,886
Non-current Assets
Equipment	1,661
Intangible assets:
Organizational costs, net of amortization	2,956
Deferred financing costs, net of amortization	9,253

Total Assets	$222,756

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,209
Long-term liabilities:
Notes payable	390,250

Total liabilities	393,459

Shareholders’ Deficit:
Common stock, $.0001 par value, 50,000,000 shares authorized, 10,599,998 shares issued and outstanding.	1,060

Preferred stock, $.01 par value, 5,000,000, shares authorized.
Capital in excess of par value	96,060

Accumulated deficit	(267,823)

Total shareholders’ deficit	(170,703)

Total Liabilities and Shareholders’ Deficit	$222,756

See accompanying notes.

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(UNAUDITED)

	Three-Month Period		Nine-Month Period

	July 1 to	July 1 to	January 1 to	January 1 to
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenue
Interest income	$1,689	$2,235	$3,523	$6,224

Total Revenue	$1,689	$2,235	$3,523	$6,224

Operating expenses:
Amortization		$1,914		$3,828
Marketing expense		2,500		37,750
Legal and accounting	$6,876	21,114	$20,593	41,154
Licenses and fees	50	345	350	4,297
Management fees	3,900	4,100	11,500	8,000
Administrative expense	274	400	2,241	944

Total operating expenses	11,100	27,873	34,684	95,973

Net loss before income taxes	(9,411)	(25,638)	(31,161)	(89,749)

Other Changes
Loss of Escrow deposit	(100,000)		(100,000)

Provision for income tax
Net loss	(9,411)	(25,638)	(131,161)	(89,749)

Accumulated deficit — beginning of period	(258,412)	(67,499)	(136,662)	(3,388)

Accumulated deficit — end of period	$(267,823)	$(93,137)	$(267,823)	$(93,137)

Weighted average number of shares outstanding	10,599,998	10,000,000	10,599,998	10,000,000

Net loss per share	$0.0009	$0.003	$0.01	$0.009

See accompanying notes.

NEWCOURT HOLDINGS,INC.
(a Development Stage Enterprise)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SEPTEMBER 30, 2002 (UNAUDITED)

	Common Shares
				(Accumulated
	Number	Amount	Par Value	Deficit)	Totals

Balance — January 31, 2001	10,000,000	$1,000	$5,970	$(3,388)	$3,732
Capital contributions			150
Net loss for the period January 1, to September 30, 2001				(89,749)	(89,749)

Balance – September 30, 2001	10,000,000	$1,000	$6,120	$(93,137)	$(86,017)

Balance — January 31, 2002	10,000,000	$1000	$96,120	$(136,662)	$(39,542)
Shares Sold	599,998	60	(60)
Net loss for the period January 1 to September 30, 2002				(131,161)	(131,161)

Balance – September 30, 2002	10,599,998	$1,060	$96,060	$(267,823)	$(170,703)

See accompanying notes.

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)

CONSOLIDATED STATEMENT OF CASH FLOWS
SEPTEMBER 30, 2002 (UNAUDITED)

	September 30,	September 30,
	2002	2001

Cash flows from operating activities
Net loss	$(131,161)	$(64,111)
Adjustments to reconcile net loss to net cash used by operating activities
Amortizations		1,914
Changes in assets and liabilities:
Decrease in escrow deposits	100,000
Increase in deferred financing costs		(13,219)
Decrease in accounts payable and accrued expenses	(3,966)

Net cash used in operating activities	$(35,127)	$(77,551)

Cash flow from investing activities:
Purchase of equipment		(2,135)

Net cash used by investing activities	$	$(2,135)

Cash flow from financing activities:
Proceeds from notes payable		390,250

Net cash flows from financing activities		390,250

Net (decrease) increase in cash	(35,127)	312,699
Cash and cash equivalents — beginning of year	244,013

Cash and cash equivalents — end of period	$208,886	$312,699

Reconciliation of net loss to net cash used by operating activities
Cash paid to suppliers and vendors	(35,127)	(77,551)

Net cash used in operating activities	$(35,127)	$(77,551)

See accompanying notes.

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)

NOTES TO CONSOLIDATED STATEMENT
SEPTEMBER 30, 2002 (UNAUDITED)

Note 1 — Organization

Nature of Operations

Newcourt Holdings, Inc. (a development stage enterprise) (the “Company”) was incorporated in Florida on December 17, 1999 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical product industries.

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
NOTES TO CONSOLIDATED STATEMENT
SEPTEMBER 30, 2002 (UNAUDITED)

Deferred Financing Costs

Deferred financing costs will be amortized by the straight-line method over a five-year period.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts to existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense in the period ended September 30, 2002 and September 30, 2001, due to the net loss. Any deferred tax asset resulting from the loss has been fully offset by a valuation allowance.

Earnings Per Share

Net loss per common share for the period from December 17, 1999 (inception of development stage) to September 30, 2002, is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, Earnings per Share. There were 10,599,998 shares outstanding at September 30, 2002.

Note 3 — Concentration of Credit Risk

The Company maintains its cash balances in a financial institution located in Miami, Florida. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2002, the balance exceeded FDIC insurance limits as follows:

Bank of America	$208,886
Less: FDIC Insurance Limit	(100,000)

Uninsured Balance	$108,886

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
NOTES TO CONSOLIDATED STATEMENT
SEPTEMBER 30, 2002 (UNAUDITED)

Note 4 — Notes Payable

At September 30, 2002, the Company has two notes payable to Equity Management Partners LLC in the amount of $290,250 and $100,000. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum. Both interest and principle on the notes become due on February 15, 2004.

Shareholders of Newcourt Holdings, Inc. are also shareholders of Equity Management Partners. At September 30, 2002, maturities were as follows:

2002	$459,490
2003	$470,254
2004	$503,172

Note 5 — Shareholders’ Equity

On December 17, 1999, the Company sold 10,000,000 shares of its common stock as its initial capitalization. The Company’s Amended and Restated Articles of Incorporation authorize 50,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares preferred stock, par value $.01 per share. As of September 30, 2002, 10,599,998 shares of the Company’s 50,000,000 shares of authorized common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Note 6 — Acquisition

On March 2, 2001, the Company consummated a share exchange which resulted in a change of control of the Company pursuant to the terms of the Agreement for the Exchange of Common Stock, dated March 2, 2001 (the “Agreement”), among the Company, Equity Management Partners, LLC, a Florida limited liability company (“Equity Management”), and Goldco Properties Limited Partnership (“Goldco”). Under the Agreement, Equity Management acquired 9,000,000 and 200,000 shares of common stock of the Company, par value $.001 per share, from the Company and Goldco, respectfully, in exchange for all of the issued and outstanding shares of Newcourt Capital Holdings, Inc. (“Newcourt”), a Florida corporation and wholly-owned subsidiary of Equity Management. As a result of the closing of this transaction, Newcourt became a wholly-owned subsidiary of the Company.

Note 7 — Related Parties

During the year 2001, the Company received notes payable from Equity Management Partners (whose board members are also board members of the Company) in the amount of $390,250, bearing interest at the rate of 7% annually. All indebtedness under on the notes is due by February 15, 2004. Also, certain board members received management fees to perform and conduct the business of the Company. Management fees at September 30, 2002 were $11,500.

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

     In the three and nine month periods ended September 30, 2002, the Company disbursed $11,100 and $34,684, respectively, for various services, of which $3,900 and $11,500, respectively, went toward management services pursuant to a month to month management agreement in which the Company pays its President, Executive Vice President, and Vice President $1,000, $200 and $100 per month, respectively, for management services.

     On August 8, 2001, the Company entered into a non-binding a letter of intent to acquire the assets and business of Advanced Plastics Unlimited, Inc, a plastics manufacturer, for $2.5 million in cash and notes and engaged its accountants to assist it in conducting due diligence and other professional service firms to perform an appraisal of the target company’s assets. Subsequently, the Company provided Advanced Plastics with a $100,000 escrow deposit toward the purchase price. As of March 31, 2002, the Company had not been able to complete its financing arrangements and consequently forfeited its deposit. However, the Company was able to reach a verbal agreement with Advanced Plastics in which Advanced Plastics agreed to provide a credit to the Company in the amount of the deposit should the Company complete the acquisition of Advanced Plastics before Advanced Plastics enters into a new sales contract with another buyer. As of September 30, 2002, Advanced Plastics had not entered into an alternative sales contract with any other buyer. The Company has not been able to secure the financing needed to complete this transaction and is now negotiating to acquire two operating companies which are 50% owned by the President of the Company. If the Company is able to reach an agreement with the two companies, the acquisition would be accomplished pursuant to a share exchange, whereby the President of the Company and an unaffiliated third party would exchange their shares of the two companies for the stock of the Company. As a result, the two companies would become subsidiaries of the Company and the President and the third party would be issued a controlling equity interest in the Company.

     As of September 30, 2002, the Company had $208,886 in cash, which management believes is sufficient to meet its current monthly cash needs for at least the next twelve months.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCOURT HOLDINGS, INC.

Dated: November 14, 2002	/s/ McIvan A. Jarrett

McIvan A. Jarrett President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Newcourt Holdings, Inc. on Form 10-QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, McIvan Jarrett, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Newcourt Holdings, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ McIvan Jarrett

Name: McIvan Jarrett Title: Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Newcourt Holdings, Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, McIvan Jarrett, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ McIvan Jarrett

McIvan Jarrett Chief Executive Officer and Chief Financial OFficer
November 14, 2002