Form 10KSB
period 2002-12-31
NEWCOURT HOLDINGS INC
filed 2003-03-31
CIK 1107961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 001-16309

                             NEWCOURT HOLDINGS, INC.

               (FORMERLY KNOWN AS TECHNOLOGY VENTURES GROUP, INC.) (Name of Small Business Issuer as specified in its charter)

FLORIDA                                        65-0972643
(State or other jurisdiction of                (I.R.S. Employer Identification No.)
incorporation or organization)

12400 SW 134TH COURT, SUITE 11
MIAMI, FLORIDA 33186                           (305) 971-5370
(Address of principal executive offices)       (Issuer's telephone number, including area code)



     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, par value $.001 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the 2002 fiscal year were $0.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of a specified date within the past 60 days was not determinable since the Common Stock was not traded. The number of shares of Common Stock of the issuer outstanding as of March 31, 2003 was 11,059,488.

     Certain information contained in the issuer's definitive proxy statement filed with the Securities and Exchange Commission is incorporated by reference into Parts I and III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


   Introductory Note - Forward-Looking Statements.................................................................3

PART I............................................................................................................4
   Item 1.   Description Of Business..............................................................................4
   Item 2.   Description of Properties...........................................................................10
   Item 3.   Legal Proceedings...................................................................................11
   Item 4.   Submission of Matters to a Vote of Security Holders.................................................11

PART II..........................................................................................................12
   Item 5.   Market for Common Equity and Related Stockholder Matters............................................12
   Item 6.   Management's Discussion and Analysis of Financial Condition and Plan of Operation...................12
   Item 7.   Financial Statements................................................................................14
   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................26

PART III.........................................................................................................27
   Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
              Exchange Act.......................................................................................27
   Item 10.   Executive Compensation.............................................................................27
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................................27
   Item 12.   Certain Relationships and Related Transactions.....................................................27
   Item 13.   Exhibits and Reports on Form 8-K...................................................................27
   Item 14.   Controls and Procedures............................................................................28


                                INTRODUCTORY NOTE

                           FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management "believes," "expects," "anticipates," "hopes," words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection and outlook," and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

    Newcourt Holdings, Inc., formerly known as Technology Ventures Group, Inc., a Florida corporation, was incorporated on December 17, 1999. We are a developmental stage company and have only generated interest income of $10,383 through December 31, 2002. Since inception, our activities have been limited to actions related to our organization and discussions with potential acquisition candidates. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. Throughout this Annual Report, we will refer to Newcourt Holdings, Inc. as we, us, our company or the Company.

    We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") that desires to utilize our status as a reporting company under the Securities Exchange Act of 1934 ("Exchange Act"). We have 50,000,000 shares of common stock, par value $.001 per share ("Common Stock"), authorized, 63 shareholders of record and 11,059,488 shares of Common Stock issued and outstanding, all of which shares are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). We also have authorized 5,000,000 shares of preferred stock, par value $.01 per share, none of which is issued and outstanding.

    On March 2, 2001, pursuant to the terms of that certain Exchange Agreement dated March 2, 2001 among Equity Management Partners, LLC ("Equity Management"), the Company and Goldco Properties Limited Partnership ("Goldco"), Equity Management acquired 9,000,000 and 200,000 shares of Common Stock from the Company and Goldco, respectively, in exchange for all of the issued and outstanding shares of the common stock of Newcourt Capital Holdings, Inc. ("Newcourt"), a Florida corporation and a wholly-owned subsidiary of Equity Management. Prior to the closing of this transaction, control of the Company was held by Goldco, which owned 92% of the Company's then outstanding Common Stock. After the closing of this transaction, the Company became a 92%-owned subsidiary of Equity Management and Newcourt became a wholly owned subsidiary of the Company.

    On August 8, 2001, we entered into a non-binding letter of intent with Advanced Plastics Unlimited, Inc. ("Advanced Plastics") to acquire, for $2.5 million and in cash and notes, the assets of this plastics manufacturing company. We provided Advanced Plastics with a $100,000 escrow deposit. Because we were unable to secure the financing necessary to complete the transaction, we forfeited the deposit. However, we have a verbal agreement with Advanced Plastics to provide us with a credit of $100,000 if we complete an acquisition of Advanced Plastics before Advanced Plastics enters into an agreement with another party.


    Pursuant to an Agreement for the Exchange of Securities dated as of December 30, 2002 (the "Exchange Agreement") among the Company, Quantum Pharmaceuticals, Inc. ("QPI"), Engineered Plastics Industries, Inc. ("EPI") and the shareholders of each of QPI and EPI (the "Shareholders"), we propose to acquire, subject to the approval of the Exchange Agreement, the proposed share exchange and our Second Amended and Restated Articles of Incorporation by our shareholders, 100% of the outstanding securities of each of QPI and EPI in exchange for 2,000,000 newly issued shares of a new series of our preferred stock, par value $.01 per share, to be designated "Series A Convertible Preferred Stock" (the "Series A Preferred Stock"), and 5,399,996 shares of Common Stock. The Shareholders consist of McIvan A. Jarrett, our President, Chief Executive Officer and Treasurer and the chairman of our board of directors, and Ronald LaPrade, each of whom owns 50% of the outstanding securities of each company. If the proposed share exchange is completed, Mr. LaPrade will join our board of directors as the sixth director, Mr. Jarrett will have the right to cast 47.34% of the total votes that can be cast on any matter presented to our shareholders for approval and each of Messrs. Jarrett and LaPrade will enter into employment agreements with the Company for a renewable three-year term. For more information regarding the terms of the proposed share exchange and the amendment and restatement of our articles of incorporation, please see the preliminary proxy statement that we filed with the Securities and Exchange Commission on January 14, 2003 (the "Proxy Statement").

BUSINESS OF ISSUER

    The Company intends to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential that, in the opinion of our management, could provide a profit to both the Company and its shareholders. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. While our efforts in identifying a prospective Target Business are expected to emphasize on businesses within the plastic, medical and surgical products manufacturing industries, we may effect a Business Combination with a Target Business in virtually any kind of industry located within the United States. Our plan is to acquire a number of related small to mid-size companies in the three to twenty-five million-dollar revenue range. However, we may effect a Business Combination with a Target Business that may be financially unstable or in its early stages of development or growth. Following a Business Combination, our current management plans to actively assist with the management of the Target Business. The Company has proposed a share exchange with QPI and EPI as the initial Business Combination. For more information regarding the terms of the proposed share exchange, please see the Proxy Statement.

    On August 8, 2001, we entered into a non-binding letter of intent with Advanced Plastics to acquire, for $2.5 million in cash and notes, the assets of this plastics manufacturing company. We provided Advanced Plastics with a $100,000 escrow deposit. Because we were unable to secure the financing necessary to complete the acquisition, we forfeited the deposit. However, we have a verbal agreement with Advanced Plastics to provide us with a credit of $100,000 if we complete an acquisition of Advanced Plastics before Advanced Plastics enters into an agreement with another party. There can be no assurances that we will be able to complete this transaction. Except for the proposed share exchange with the shareholders of QPI and EPI, we presently have no other agreements, understandings or arrangements to acquire or merge with any other specific business or company, and there can be no assurance that we will identify additional suitable Target Businesses in the future.


    The Company intends to obtain funds in one or more private placements to support the operations of QPI and EPI following the proposed share exchange and to finance other prospective Business Combinations. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a Business Combination. There can be no assurance that the Company will be able to raise any funds in private placements.

    We cannot estimate the time that it will take to effectuate additional Business Combinations. Such transactions could be time consuming, possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate additional Business Combinations on favorable terms. We might identify and effectuate a Business Combination with a Target Business that proves to be unsuccessful for any number of reasons, many of which are due to the fact that a Target Business is not identified at this time. If this occurs, the Company and its shareholders might not realize any type of profit.

    No trading market in our securities presently exists. In light of the restrictions concerning shell companies contained in many state blue-sky laws and regulations, it is not likely that a trading market will be created in our securities until such time as we complete the proposed share exchange and possibly not until we complete additional Business Combinations with other Target Businesses. No assurances are given that subsequent to any Business Combination, including the proposed share exchange, that a trading market in our securities will develop. We presently have 11,059,488 shares of Common Stock issued and outstanding, all of which are deemed to be "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering.

    Under the federal securities laws, companies reporting under the Exchange Act must furnish shareholders certain information about significant acquisitions, which information may require audited financial statements for a Target Business with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, the Company's policy is to effect additional Business Combinations with Target Businesses that, like QPI and EPI, have or will have available the requisite audited financial statements.

    While our efforts in identifying additional Target Businesses are expected to continue to seek businesses within the plastic, medical and surgical products manufacturing industries, we reserve the right to consider Target Businesses outside of these industries. These may include, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) are engaged in wholesale or retail distribution. To date, we have entered into only a single binding agreement to combine with QPI and EPI and have not commenced operations as the parent company of QPI and EPI. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

    To the extent that we complete a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), such as each of QPI and EPI, we will become subject to numerous risks inherent in the business and operations of that particular company. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

PROBABLE LACK OF DIVERSIFICATION DUE TO UNCERTAINTY OF RAISING CAPITAL TO COMPLETE A BUSINESS COMBINATION

    As a result of our limited resources, our prospects for success in effecting Business Combinations will be entirely dependent upon the financial soundness and future performance of the Target Businesses. In addition, due to the uncertainty that we will be able to raise any funds to fund additional Business Combinations, we may not have the resources to consummate several Business Combinations. Therefore, we may not be able to benefit from operating in multiple industries or multiple segments of a single industry, and it is unlikely we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the intention of our current management to assist the management of the Target Business, there can be no assurance that the Target Business will prove to be commercially viable.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS' MANAGEMENT

     While our ability to consummate a future Business Combination successfully will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. While it is our intention that current management will remain associated in an operational capacity with the Company following a Business Combination, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to scrutinize closely the management of a prospective Target Business in connection with evaluating the desirability of effectuating a Business Combination, there can be no assurances that our assessment of such management will prove to be correct.

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

RELIANCE ON OUR EXITING MANAGEMENT, RISKS RELATING TO FUTURE BUSINESS
COMBINATIONS

     The success of the Company to a significant degree depends upon the services of McIvan Jarrett and Jerrold Brooks, our executive officers. The success of the proposed share exchange to a significant degree will depend upon the services of Messrs. Jarrett and LaPrade, the shareholders and current managers of each of QPI and EPI. The ability of the Company to identify and complete a Business Combination could be jeopardized if one or more of our executive officers were unavailable and capable successors were not found. In addition, the risks associated with the assimilation and integration of the operations and personnel of an acquired Target Business may interfere with management's ability to assist with the ongoing operations of the Target Business and their ongoing evaluation of other Target Businesses.

SELECTION OF A TARGET BUSINESS

     We anticipate that the selection of additional Target Businesses will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions might not allow us to offset potential losses from one venture against profits from another. Although we intend to focus on Target Businesses within the plastic, medical and surgical products manufacturing industries to complement the combination with QPI and EPI, we have unrestricted flexibility in identifying and selecting additional prospective Target Businesses. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors that are not listed in any particular order:

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

     The foregoing criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors, as well as other considerations deemed relevant by us in connection with effectuating a Business Combination.

     If our funds remain limited, the lack of financial resources will likely make it difficult to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital and other resources to effectuating a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like that, if we had more funds available, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor or others associated with the business opportunity seeking our participation.

SOURCES OF OPPORTUNITIES

    We anticipate that opportunities for possible Business Combinations will be referred by various sources, including our officers and directors, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.

    Although we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation, we have not retained the services of any professional firms. Since we presently have not retained the services of any outside consultants or advisors to assist in a Business Combination, no policies have been adopted to date regarding the use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, if our resources remain limited, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any of our officers, directors or promoters or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

EVALUATION OF BUSINESS COMBINATIONS

     In connection with its evaluation of additional prospective Target Businesses, management anticipates that it will conduct a due diligence review that will encompass, among other things, reference checks on senior management, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate a Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. We spent approximately $114,000, including our $100,000 escrow deposit that has been forfeited to Advanced Plastics, evaluating our potential acquisition of Advanced Plastics, and as of March 28, 2003, we have incurred approximately $70,000 financing the proposed share exchange with the shareholders of QPI and EPI.

     Any costs incurred in connection with the identification and evaluation of additional Target Businesses, such as Advanced Plastics, that do not result in the consummation of a Business Combination will result in a loss to the Company and reduce the amount of capital available to identify and evaluate other Target Businesses. In the event we deplete our cash reserves and are unable to raise additional capital, we may be forced to cease operations.

FORM OF POTENTIAL BUSINESS COMBINATION

     The particular manner in which the Company participates in additional Business Combinations may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation. As a result of the proposed share exchange, the Shareholders will obtain a joint controlling interest in the Company.

     Although as of the date of this Annual Report we are committed to issuing securities in connection with the proposed share exchange, we will, in all likelihood, issue a substantial number of shares in connection with the consummation of additional Business Combinations. To the extent that such additional shares are issued, further dilution to the interests of our shareholders will occur.

     It is anticipated that any securities issued in any Business Combination would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's Common Stock may have a depressive effect on the market price of the Company's Common Stock. As part of the proposed share exchange, the Company will enter into a Registration Rights agreement with the Shareholders. For more information concerning the registration rights of the Shareholders, see the Proxy Statement.

     As a general rule, federal and state tax laws and regulations have a significant effect upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for the Target Business, their respective shareholders and us. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Target Business, their respective shareholders and us. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination.

COMPETITION

     We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance we will be successful in obtaining suitable investments.

     In the event that we succeed in effecting additional Business Combinations, we will, in all likelihood, become subject to intense competition from competitors within that industry. In particular, certain industries that experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial entrants in the industry. The degree of competition characterizing the industry of any prospective business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

GOVERNMENT REGULATION AND TAXATION

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or the conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may mot be possible to predict with any degree of accuracy the impact of the effect of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

     The Investment Company Act of 1940 defines an "investment company" as an issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 if the Company continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

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

     In addition, the SEC has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market that might develop. Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

EMPLOYEES

     The Company is a development stage company and currently has no employees. The Company has entered into month-to-month independent contractor agreements with McIvan Jarrett, Jerrold Brooks, and Nelson Futch, the Company's executive officers, under the terms of which Messrs. Jarrett, Brooks and Futch receive $1,000, $200 and $100 per month, respectively, for managing the affairs of the Company. Upon the completion of the proposed share exchange with the Shareholders, the Company will enter into employment agreements with Messrs. Jarrett and LaPrade. For more information regarding the terms and conditions of such employment agreements, see the Proxy Statement.

RESEARCH AND DEVELOPMENT AND ENVIRONMENTAL MATTERS

     We did not incur any research and development expenses for the period covered by this Annual Report. We do not incur any significant costs or experience any significant effects as a result of compliance with federal, state and local environmental laws.

ITEM 2. DESCRIPTION OF PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of our 2002 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     We are authorized to issue 50,000,000 shares of Common Stock, 11,059,488 shares of which were issued and outstanding as of March 31, 2003. The number of shareholders of record for the Common Stock as of March 31, 2003 was 63.

     If our shareholders approve the amendment and restatement of our articles of incorporation in connection with proposed share exchange, we will be authorized to issue 200,000,000 shares of Common Stock.

     No trading market for our Common Stock presently exists.

     We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

     We presently serve as our own transfer agent.

     We currently have no equity compensation plan in place and, therefore, have no securities authorized for issuance under such a plan.


RESTRICTED SECURITIES


    On February 14, 2001, we issued two notes to Equity Management Partners, LLC, an affiliate of our company ("Equity Management"). The notes were issued in the amount of $290,250 and $100,000, respectively, for a total of $390,250, at an interest rate of 7% per annum with a maturity date of February 15, 2004. On December 23, 2002, our board of directors authorized the conversion of the outstanding principal of $390,250 and accrued interest of $69,290, for a total of $459,490, into shares of Common Stock at a conversion price of $1.00 per share. Accordingly, we issued a stock certificate for 459,490 shares of Common Stock to Equity Management dated December 23, 2002. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    We are considered a development stage company with limited assets and capital, and with no operations or operating income. Our current operating plan is to (a) handle the administrative and reporting requirements of a public company and (b) complete the acquisition of two companies, Quantum Pharmaceuticals, Inc. ("QPI") and Engineered Plastics Industries, Inc. ("EPI"), by means of a share exchange with the shareholders of each of the companies. For more information on the proposed share exchange, see the Proxy Statement and the discussion of the proposed share exchange at the end of this Item 6.

    We issued two notes to Equity Management on February 14, 2001. The notes were issued in the amount of $290,250 and $100,000, respectively, for a total of $390,250, at an interest rate of 7% per annum with a maturity date of February 15, 2004. We have used the cash proceeds from the notes and the net interest of $10,383 earned on the deposits through December 31, 2002 to fund our ongoing operations.

    Since March 2, 2001, we have operated from an office located in the headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management and our company. We have a month-to-month agreement with Equity Holdings, pursuant to which we pay $200 per month to occupy the premises and for secretarial and administrative support services.

    During the fiscal year ended December 31, 2002, we disbursed $188,028 for various services, of which $62,316 represented the cost of professional accounting and legal services, $100,000 represented the loss of an escrow deposit in connection with the unsuccessful merger negotiations with Advanced Plastics Unlimited, Inc. (Advanced Plastics") (more fully described below), and $15,400 represented payment for management services pursuant to a month-to-month management agreement for the payment of fees to our President, Executive Vice President, and Vice President of $1000, $200 and $100 per month, respectively, for management services. The remainder was disbursed for basic administrative expenses and due diligence expenses related to our unsuccessful negotiations for the acquisition of Advanced Plastics, as well as other costs in connection with SEC reporting requirements.

    During the fiscal year ended December 31, 2001, we disbursed $57,418 for various legal and accounting services, $40,364 for marketing and fundraising expenses, $9,463 for consulting services in developing our business plan and related supporting collateral documents, $9,000 in commissions expense, $11,900 for management fees pursuant to management agreements with our President and executive officers, and $4,297 in connection with business licenses and SEC filing fees.

    The primary cause of the higher operating expenses incurred during the fiscal year ended December 31, 2002 ($188,028), as compared to the fiscal year ended December 31, 2001 ($135,131), was our unsuccessful negotiations to acquire Advanced Plastics. On August 16th, 2001, we negotiated a letter of intent to acquire the assets and business of Advanced Plastics, a plastics manufacturer with sales of $3 million, for $2.5 million in cash and notes. We engaged accountants to assist us in conducting due diligence and other professional service firms to perform an appraisal of the assets of Advanced Plastics and placed a good faith deposit of $100,000 in escrow toward the purchase price. As of July 1, 2002, we had not been able to complete our financing arrangements on terms that would enable us to consummate the transaction and, consequently, forfeited our deposit. We were, however, able to reach a verbal agreement with the principals of Advanced Plastics, in which they agreed to provide us a credit in the amount of the deposit should we complete the acquisition prior to Advanced Plastics entering into a new sales contract with another buyer. As of March 25th, 2003, Advanced Plastics had not entered into an alternative sales contract with any other buyer and its principals reaffirmed their commitment to provide us a credit in the amount of the deposit if we complete the acquisition prior to Advanced Plastics entering into a contract with another buyer.

    Our basic administrative overhead is minimal. As of December 31, 2002, we had $45,707 cash on hand, and a loan receivable of $131,300 from EPI and QPI. We believe that we have sufficient cash resources to support our basic administrative needs for the next 12 months. We will, however, require substantial additional financing to consummate our contemplated growth plans. While management continues to aggressively pursue arrangements for additional growth capital, there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us.

    On December 30, 2002, we entered into a Share Exchange Agreement (the "Agreement") to acquire two operating companies, QPI and EPI. Our President owns 50% of the outstanding common stock of each of the operating companies. Pursuant to the agreement, the acquisition will be accomplished through a share exchange, under the terms of which our President and an unaffiliated third party who holds the remaining 50% of the common stock of each company would exchange their shares of the outstanding common stock of each of QPI and EPI for our securities. As a result, QPI and EPI would become our operating subsidiaries and our President and the third party would be issued a controlling equity interest in us. The proposed share exchange is more fully described in the Proxy Statement. Consummation of the proposed share exchange is subject to shareholder approval, and, therefore, there can be no assurances that the transaction will close as currently contemplated, or at all.

ITEM 7.   FINANCIAL STATEMENTS


                               TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
    Independent Auditors' Reports                                                                           15-16

    Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 2002 and 2001                                          17

         Consolidated Statements of Operation for the years ended December 31, 2002 and 2001 and               18
         for the period from January 1, 2001 (inception) through December 31, 2001

         Consolidated Statements of Shareholders' Deficit for the years ended December 31, 2002                19
         and 2001 and for the period from January 1, 2001 (inception) through December 31, 2002

         Consolidated Statements of Cash Flows for the years ending December 31, 2002 and 2001                 20
         and for the period from January 1, 2001 (inception) through December 31, 2002

    Notes to Consolidated Financial Statements                                                              21-25




                         [DASKAL BOLTON LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Newcourt Holdings, Inc. and Subsidiary
Miami, Florida


We have audited the accompanying balance sheets of Newcourt Holdings, Inc. (a Development Stage Company) as of December 31, 2002, and the related statements of operations, changes in shareholders' deficit and cash flows for the year then ended and for the period from January 1, 2001 (inception) through December 31, 2002. We did not audit the period from January 31, 2001 (inception) through December 31, 2001, which statements reflect a cumulative loss totaling $163,516. Other auditors whose reports have been furnished to us audited those statements and our opinion, insofar as it relates to the cumulative amounts for the period ending January 1, 2001 through December 31, 2001, is based solely on the reports of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newcourt Holdings, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses in the development stage. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DASZKAL BOLTON LLP

Boca Raton, Florida
March 18, 2003

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders
Newcourt Holdings, Inc.
Miami, Florida


We have audited the accompanying consolidated balance sheet of Newcourt Holdings, Inc. as of December 31, 2001 and the related statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Newcourt Holding, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

These financial statements were previously issued and reported on, by us, on March 27, 2002. Since our report dated March 27, 2002, we have determined that the acquisition of Newcourt Capital Holdings, Inc. was incorrectly recorded on the balance sheet. For accounting purposes, Newcourt Capital Holdings, Inc. was the accounting acquirer as more fully described in Note 9.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newcourt Holdings, Inc. as of December 31, 2001 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ SHARPTON, BRUNSON & COMPANY, P.A.


Miami, Florida
March 18, 2003

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------



                                                                              2001                2002
                                                                           ---------           ---------
                                    ASSETS

Current assets:
    Cash ........................................................          $ 244,013           $  45,707

Non-current assets:
    Property and equipment ......................................              1,661               1,187
    Escrow deposits .............................................            100,000                  --
    Notes receivable, related party .............................                 --             131,300
                                                                           ---------           ---------
               Total non-current assets .........................            101,661             132,487
                                                                           ---------           ---------

               Total assets .....................................          $ 345,674           $ 178,194
                                                                           =========           =========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable ............................................          $   7,175           $  24,939
    Common stock subscription payable ...........................             90,000                  --
                                                                           ---------           ---------
               Total current liabilities ........................             97,175              24,939
                                                                           ---------           ---------

Notes payable and accrued interest ..............................            412,015                  --
                                                                           ---------           ---------

               Total liabilities ................................            509,190              24,939
                                                                           ---------           ---------

Shareholders' deficit:
    Preferred stock, $.01 par value; 5,000,000 shares authorized;
      none shares issued and outstanding ........................                 --                  --
    Common stock, $.001 par value, 50,000,000 shares authorized;
      10,000,000 and 11,059,488 shares issued and outstanding,
      respectively, at December 31, 2002 and 2001 ...............             10,000              11,059
    Capital in excess of par value ..............................            (10,000)            538,431
    Accumulated deficit during the development stage ............           (163,516)           (396,235)
                                                                           ---------           ---------
               Total shareholders' deficit ......................           (163,516)            153,255
                                                                           ---------           ---------

               Total liabilities and shareholders' deficit ......          $ 345,674           $ 178,194
                                                                           =========           =========



                 See accompanying notes to Financial Statements

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002
AND FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002
--------------------------------------------------------------------------------




                                                                                                JANUARY 1, 2001
                                                                                                  (INCEPTION)
                                                         YEAR ENDED           YEAR ENDED            THROUGH
                                                        DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                           2001                   2002                2002
                                                        ------------         ------------         ------------

Revenue .....................................          $         --           $         --           $      --

Operating expenses:
    Legal and accounting ....................                57,418                 62,316             119,734
    Administrative expense ..................                77,713                125,712             203,425
                                                       ------------           ------------           ---------
               Total operating expenses .....               135,131                188,028             323,159
                                                       ------------           ------------           ---------

Other income (expense):
    Interest income .........................                 7,599                  2,784              10,383
    Interest expense ........................               (35,984)               (47,475)            (83,459)
                                                       ------------           ------------           ---------
               Total other income (expense) .               (28,385)               (44,691)            (73,076)
                                                       ------------           ------------           ---------

Net loss before income taxes ................              (163,516)              (232,719)           (396,235)
Provision for income taxes ..................                    --                     --                  --
                                                       ------------           ------------           ---------
Net loss ....................................          $   (163,516)          $   (232,719)          $(396,235)
                                                       ============           ============           =========


Net loss per share ..........................          $      (0.02)          $      (0.02)
                                                       ============           ============
Weighted average number of shares outstanding            10,000,000             10,425,481
                                                       ============           ============





                 See accompanying notes to Financial Statements

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002
AND FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002
--------------------------------------------------------------------------------




                                                     COMMON STOCK               ADDITIONAL
                                       ------------------------------------       PAID-IN          ACCUMULATED
                                        NUMBER OF SHARES       AMOUNT             CAPITAL            DEFICIT             TOTAL
                                       -----------------  -----------------  ------------------  -----------------  ---------------
Balance, January 1, 2001
  (inception) ..................                  --          $    --          $      --           $      --           $      --

Capital contributions ..........           9,200,000            9,200             (8,200)                 --               1,000

Acquisition of net liablities of
  Technology Ventures ..........             800,000              800             (1,800)                 --              (1,000)

Net loss for the year ..........                  --               --                 --            (163,516)           (163,516)
                                          ----------          -------          ---------           ---------           ---------
Balance - December 31, 2001 ....          10,000,000           10,000            (10,000)           (163,516)           (163,516)

Common stock issued ............             599,998              600             89,400                  --              90,000

Conversion of note payable .....             459,490              459            459,031                  --             459,490

Net loss for the year ..........                  --               --                 --            (232,719)           (232,719)
                                          ----------          -------          ---------           ---------           ---------
Balance - December 31, 2002 ....          11,059,488          $11,059          $ 538,431           $(396,235)          $ 153,255
                                          ==========          =======          =========           =========           =========



                 See accompanying notes to Financial Statements

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002
AND FOR THE PERIOD FROM JANUARY 1, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002
--------------------------------------------------------------------------------



                                                                                                JANUARY 1, 2001
                                                                                                  (INCEPTION)
                                                            YEAR ENDED         YEAR ENDED            THROUGH
                                                           DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                              2001                2002                2002
                                                           ---------        ---------------     ----------------
Cash flows from operating activities:
    Net loss ....................................          $(163,516)          $(232,719)          $(396,235)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
       Amortization .............................                474                 474                 948
       Increase in accrued interest .............             22,765              47,475              70,240
       Changes in assets and liabilities:
           (Increase) decrease in escrow deposits           (100,000)            100,000                  --
           Increase in accounts payable .........              6,175              17,764              23,939
                                                           ---------           ---------           ---------
Net cash used in operating activities ...........           (234,102)            (67,006)           (301,108)
                                                           ---------           ---------           ---------
Cash flows from investing activities:
    Increase in equipment .......................             (2,135)                 --              (2,135)
    Increase in related party note receivable ...                 --            (131,300)           (131,300)
                                                           ---------           ---------           ---------
Net cash used in investing activities ...........             (2,135)           (131,300)           (133,435)
                                                           ---------           ---------           ---------

Cash flows from financing activities:
    Common stock subscription payable ...........             90,000                  --              90,000
    Capital contributions .......................              1,000                  --               1,000
    Proceeds from notes payable .................            389,250                  --             389,250
                                                           ---------           ---------           ---------
Net cash provided by financing activities .......            480,250                  --             480,250
                                                           ---------           ---------           ---------
Net increase (decrease) in cash .................            244,013            (198,306)             45,707
Cash and cash equivalents - beginning of year ...                 --             244,013                  --
                                                           ---------           ---------           ---------
Cash and cash equivalents - end of year .........          $ 244,013           $  45,707           $  45,707
                                                           =========           =========           =========

SUPPLEMENTARY INFORMATION:
    Cash paid for:
       Interest .................................          $  13,219           $      --           $  13,219
                                                           =========           =========           =========
       Income taxes .............................          $      --           $      --           $      --
                                                           =========           =========           =========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES:
    Issued 599,998 common shares in settlement
      of payable ................................          $      --           $  90,000           $  90,000
                                                           =========           =========           =========
    Conversion of note payable and accrued
      interest into common stock ................          $      --           $ 459,490           $ 459,490
                                                           =========           =========           =========



                 See accompanying notes to Financial Statements

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS

Technology Ventures Group, Inc. was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, Technology Ventures Group, Inc. never commenced any other operational activities. In March 2001, Technology Ventures Group, Inc. executed an agreement with Newcourt Capital Holdings, Inc. to acquire all of Newcourt Capital Holdings' issued and outstanding shares of capital stock in exchange for 9,200,000 shares of our common stock. After the merger was completed, Technology Ventures Group, Inc.'s name was changed to Newcourt Holdings, Inc.

Newcourt Holdings, Inc. (the "Company") (a development stage company) began operations in January 2001 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical patent industries.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the operations, assets and liabilities of Newcourt Holdings, Inc. and its subsidiary Newcourt Capital Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

In preparing financial statements to conform with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2001 and 2002, the Company had no cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Basic net earnings (loss) per common share are computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution located in Miami, Florida. The Federal Deposit Insurance Corporation ("FDIC") up to $100,000 insures the balance. At December 31, 2001 and 2002, the balance exceeded FDIC insurance limits by $144,013 and $0, respectively.


NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are accounts payable and notes payable. The recorded value of the accounts payable approximate its fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based as its interest rate approximates the market rate.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2001 and 2002:


                                                  2001                2002
                                               -------             -------

      Computer equipment                       $ 2,135             $ 2,135
      Less: accumulated depreciation              (474)               (948)
                                               -------             -------
               Net property and equipment      $ 1,661             $ 1,187
                                               =======             =======




Depreciation expense for the periods ended December 31, 2001 and 2002 was $474 and $474, respectively.


NOTE 6 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES, CONTINUED

For income tax purposes, the Company has elected to capitalize start-up costs incurred during 2001 and 2002 totaling $323,159. The start-up costs will be amortized over sixty months beginning in 2003. An analysis of the components of the loss before income taxes and the related income tax benefit is presented in the following tables. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

The (provision) benefit for income taxes consists of the following:



                                                             2001                  2002
                                                           --------             ---------
Current                                                    $     --             $      --
Deferred                                                         --                    --
                                                           --------             ---------
                                                           $     --             $      --
                                                           ========             =========


Deferred tax assets for December 31, 2001 and 2002 consist of the following:


                                                             2001                  2002
                                                           --------             ---------
Deferred tax asset:
     Tax benefit of capitalized start-up costs             $ 50,850             $ 121,605
     Net operating loss                                      10,681                27,498
     Less:  valuation allowance                             (61,531)             (149,103)
                                                           --------             ---------
Deferred tax asset                                         $     --             $      --
                                                           ========             =========



A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the periods ended December 31, 2001 and 2002, is as follows:


                                                             2001                  2002
                                                           --------             ---------
Federal income tax at the statutory rate of 34%            $(55,595)            $ (79,124)
State tax, net of federal benefit                            (5,936)               (8,448)
Increase in valuation allowance                              61,531                87,572
                                                           --------             ---------
                                                           $     --             $      --
                                                           ========             =========


The Company has a net operating loss carry forward of approximately $73,076 which will begin to expire in 2018.


NOTE 7  - NOTES PAYABLE - RELATED PARTY

At December 31, 2001, the Company had two notes payable to Equity Management Partners LLC (whose board members are also board members of the Company), in the amount of $389,250. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum. Both interest and principle on the notes become due on February 15, 2004.

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7  - NOTES PAYABLE - RELATED PARTY, CONTINUED

During 2002, these notes and accrued interest totaling $459,490 were converted into 459,490 shares of common stock.


NOTE 8 - SHAREHOLDERS' DEFICIT

In March 2001, the Company issued 9,200,000 common shares of its common stock as its initial capitalization.

In April 2002, the Company issued 599,998 common shares for $90,000 to four accredited investors, as defined in Rule 501 of Regulation D.


NOTE 9 - MERGER AGREEMENTS

On December 30, 2002, the Company entered into an agreement with the shareholders of Engineered Plastics Industries, Inc. and Quantum
Pharmaceuticals, Inc. to exchange all of the issued and outstanding shares of the companies for 2,000,000 newly issued shares of convertible preferred stock and 5,399,996 shares of common stock. Each share of preferred stock is convertible into 45 shares of common stock. For accounting purposes, the proposed share exchange will be treated as a recapitalization of the companies. The value of the net assets of the companies after the share exchange is completed will be the same as their historic book value.

On March 2, 2001, the Company, which was then known as Technology Ventures Group, Inc. ("TVG"), a public company, and Newcourt Capital Holdings, Inc., a wholly owned subsidiary of Equity Management Partners, LLC ("NCHI"), entered into an agreement to acquire all of the issued and outstanding shares of capital stock of NCHI in exchange for 9,200,000 shares of TVG's capital stock. For accounting purposes, the public shell merger was treated as a recapitalization of NCHI. The value of the net assets of NCHI after the public shell merger was the same as its historical book value.

As of March 2, 2001, TVG had 10,000,000 issued and outstanding shares of common stock, of which persons that were previously shareholders of NCHI owned 9,200,000 shares, or approximately 92%. Persons who were previously shareholders of TVG owned a total of 800,000 shares, or approximately 8% of the issued and outstanding common stock. As a result of the closing of this transaction, NCHI became a wholly subsidiary of TVG. On July 18, 2001, the shareholders of TVG adopted Amended and Restated Articles of Incorporation, which among other things, changed the name of TVG to Newcourt Holdings, Inc.

NOTE 10 - RELATED PARTIES

During 2002, the Company loaned $131,300 to Engineered Plastics Industries, Inc. and Quantum Pharmaceuticals, Inc., which are related through common ownership.

Certain board members receive management fees to perform and conduct the business of the Company. Management fees paid during the years ending December 31, 2001 and 2002 totaled $11,900 and $15,400, respectively.

NEWCOURT HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - OTHER MATTERS

On July 18, 2001 the Company conducted its first shareholders' meeting. At the meeting, shareholders approved certain amendments to the Company's Articles of Incorporation including:

         1. A change in the Company's name from Technology Ventures Group, Inc. to Newcourt Holdings, Inc.

         2. An increase in the number of shares that the corporation is authorized to issue from 10,000,000 to 55,000,000; comprising 50,000,000 shares of common stock with a par value of $.001 per share and 5,000,000 shares of preferred stock with a par value of $.01 per share.

On December 23, 2002, the Board of Directors approved certain amendments to the Company's Articles of Incorporation including:

         An increase in the number of shares which the corporation is authorized to issue from 50,000,000 to 205,000,000; comprising 200,000,000 shares of common stock with a par value of $.001 per share and 5,000,000 shares of preferred stock with a par value of $.01 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Samuel F. May Jr. ("May"), the Company's former independent public accountant, was dismissed by the Company on April 12, 2001. On April 13, 2001, the Company engaged the firm of Sharpton, Brunson & Company, P.A. ("Sharpton Brunson") as its new independent accountant. The decision to dismiss May was recommended and approved by the Board of Directors of the Company. The Company authorized May to respond fully to the inquiries of Sharpton Brunson regarding any accounting or financial matters relating to the Company.

     May's report on the Company's financial statements for each of the fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

     During the Company's fiscal years ended December 31, 1999 and 2000 and the interim period preceding the dismissal, there were no disagreements with May on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of May, would have caused May to make a reference to the subject matter of the disagreements in connection with his reports on the Company's financial statements for such year.

     The Company dismissed Sharpton Brunson on March 6, 2003, and the board of directors of the Company engaged Daszkal Bolton LLP ("Daszkal Bolton") as of March 7, 2003 to replace Sharpton Brunson. Sharpton Brunson's report on the Company's financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Sharpton Brunson was recommended and approved by the board of directors of the Company.

     During each of the Company's fiscal years ended December 31, 2001 and 2002 and the interim period through March 6, 2003, there were no disagreements with Sharpton Brunson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sharpton Brunson, would have caused Sharpton Brunson to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements for such year. The Company has authorized Sharpton Brunson to respond fully to the inquiries, if any, of Daszkal Bolton with regard to any accounting or financial matters relating to the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item has been included in the proxy statement that will be filed with the SEC in connection with the 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item has been included in the proxy statement that will be filed with the SEC in connection with the 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item has been included in the proxy statement that will be filed with the SEC in connection with the 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item has been included in the proxy statement that will be filed with the SEC in connection with the 2003 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     (A)  EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
------                           ----------------------

3.1 Amended and Restated Articles of Incorporation as filed with the Florida Secretary of State on July 30, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

3.2 Bylaws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.1 Agreement for the Exchange of Common Stock dated March 2, 2001 among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, and Equity Management Partners, LLC (incorporated by reference to the Company's Form 8-K filed with the SEC on March 13, 2001)

10.2 Registration Rights Agreement dated as of March 2, 2001, among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, Shelly Goldstein and Peter Goldstein (incorporated by reference to the Company's Form 8-K filed with the SEC on March 13, 2001)

10.3 Letter Agreement dated April 6, 2001 between the Company and Equity Holdings Group, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
------                           ----------------------

10.4 Letter Agreement dated April 6, 2001 between the Company and McIvan A. Jarrett (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 3,
                2001)

10.5 Letter Agreement dated April 6, 2001 between the Company and Nelson Futch (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 3,
                2001)

10.6 Letter Agreement dated April 6, 2001 between the Company and Jerrold Brooks (incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 3,
                2001)

16.1 Letter of Samuel F. May Jr., C.P.A. to the Securities and Exchange Commission dated May 3, 2002 (revised) (incorporated by reference to the Company's Annual Report on Form 10-QSB (Amendment No. 1) filed with the SEC on the date hereof)

16.2 Letter of Sharpton, Brunson & Company, P.A. to the Securities and Exchange Commission dated March 6, 2003 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2003)

21              List of Subsidiaries

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (B)  REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14.   CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                                                    Newcourt Holdings, Inc.


Date: March 28, 2003                                /s/ McIvan A. Jarrett
                                                    ----------------------------
                                                    McIvan A. Jarrett, Chairman,
                                                    President and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                           TITLE                        DATE
         ---------                           -----                        ----

/s/ McIvan A. Jarrett           Director, President and               March 28, 2003
-------------------------       Treasurer
McIvan A. Jarrett               (Principal Executive Officer
                                and Principal Financial and
                                Accounting Officer)

/s/ Jerrold Brooks              Director, Executive Vice              March 28, 2003
-------------------------       President and Secretary
Jerrold Brooks

/s/ Nelson Futch                Director and Vice President           March 28, 2003
-------------------------
Nelson Futch

/s/ C. Cordell Adams, M.D.
--------------------------      Director                              March 28, 2003
Cedric Cordell Adams, M.D.

/s/ James Jaffe
--------------------------      Director                              March 31, 2003
James Jaffe



           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Newcourt Holdings, Inc. on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, McIvan A. Jarrett, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed the annual report being filed;

         2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

         3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the annual report;

          4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the issuer and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

                  b) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

                  c) Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of board of directors (or persons fulfilling the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weakness in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

         6. The other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                        /s/ McIVAN A. JARRETT
                                            ------------------------------
                                            Name:  McIvan A. Jarrett
                                            Title: Chief Executive Officer
                                                   and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBIT
------                             ----------------------

21               List of Subsidiaries

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002