Form 10KSB/A
period 2001-12-31
NEWCOURT HOLDINGS INC
filed 2003-04-02
CIK 1107961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
incorporation or organization)

12400 SW 134th Court,
Suite 11
Miami, Florida 33186
(Address of principal executive	(305) 971-5370
offices)	(The Company’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]      No   [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or this Form 10-KSB/A (Amendment No. 1) or any further amendment to the Form 10-KSB.   [   ]

     The issuer’s revenues for the 2001 fiscal year were $0.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of a specified date within the past 60 days was not determinable since the Common Stock was not traded. The number of shares of Common Stock of the issuer outstanding as of April 15, 2002 was 10,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

     Transitional Small Business Disclosure Format (check one): Yes   [   ]   No   [X]

Explanatory Note

     Newcourt Holdings, Inc. amends its Annual Report on Form 10-KSB (the “Report”) for the fiscal year ended December 31, 2001 (filed on May 17, 2002), as set forth in this Form 10-KSB/A (Amendment No. 1), to (i) delete the disclosure regarding a sale of 599,998 shares of unregistered common stock on March 1, 2002; (ii) revise its previously issued financial statements; and (iii) disclose the location of the offices of Sharpton, Brunson & Company, P.A. in the Independent Accountants’ Report for the fiscal year ended December 31, 2001 and of Samuel F. May, CPA in Exhibit 16 to the Report. See Item 5, Market for Common Stock Equity and Related Stockholder Matters; Item 7, Financial Statements, including the Notes to Financial Statements; and revised Exhibit 16 attached to this Report for the impact of the revisions.

     In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the issuer’s principal executive and financial officer is providing new Rule 13a-14 certifications in connection with this Amendment No. 1. In connection with such certifications, new Item 14, Controls and Procedures, has been added to this Amendment No. 1.

     Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosure in the Report to reflect developments since the original date of filing.

PART I

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

Recent Sales of Unregistered Securities

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

     In December 2001, the Company accepted $90,000 from four accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, including James Jaffe, one of the directors of the Company. The Company intends to issue and sell an aggregate of 599,998 shares of Common Stock to such investors during the fiscal quarter beginning April 1, 2002.

PART II

Item 7. Financial Statements.

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

Independent Accountants’ Report

To the Shareholders of
Newcourt Holdings, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of Newcourt Holdings, Inc. as of December 31, 2001 and the related statements of income, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Newcourt Holding, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Sharpton, Brunson & Co. P.A.
Miami, Florida
March 18, 2003

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001

2001

ASSETS
Current assets:
Cash	$244,013
Non-current assets:
Property and equipment	1,661
Escrow deposits	100,000

Total non-current assets	101,661

Total assets	$345,674

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,175
Common stock subscription payable	90,000

Total current liabilities	97,175

Long-term debt:
Notes payable and accrued interest	412,015

Total liabilities	509,190

Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $.001 par value, 50,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	(10,000)
Accumulated deficit	(163,516)

Total shareholders’ deficit	(163,516)

Total liabilities and shareholders’ deficit	$345,674

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001

2001

Revenue	$—
Operating expenses:
Depreciation	474
Consulting	9,463
Telephone	407
Bank charges	142
Postage and delivery	83
Commissions	9,000
Marketing expense	40,364
Legal and accounting	57,418
Licenses and fees	4,297
Management fees	11,900
Administrative expense	1,583

Total operating expenses	135,131

Other income (expense)
Interest income	7,599
Interest expense	(35,984)

Total other income (expense)	(28,385)

Loss before income taxes	(163,516)
Provision for income taxes	—

Net loss	$(163,516)

Net loss per share	$(0.02)

Weighted average number of shares outstanding	10,000,000

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2001

	Common Stock		Additional
			Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance — January 1, 2001	—	$—	$—	$—	$—
Capital contributions	9,200,000	9,200	(8,200)	—	1,000
Acquisition of net liabilities of Technology Ventures	800,000	800	(1,800)	—	(1,000)
Net loss for the year	—	—	—	(163,516)	(163,516)

Balance — December 31, 2001	10,000,000	$10,000	$(10,000)	$(163,516)	$(163,516)

CONSOLIDATED STATEMENTS
OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001

2001

Cash flows from operating activities:
Net loss	$(163,516)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	474
Changes in assets and liabilities:
Increase in escrow deposits	(100,000)
Increase in accounts payable	6,175
Increase in accrued interest	22,765

Net cash used in operating activities	(234,102)

Cash flows from investing activities:
Purchase of equipment	(2,135)

Cash flows from financing activities:
Common stock subscription payable	90,000
Capital contributions	1,000
Proceeds from notes payable	389,250

Net cash provided by financing activities	480,250

Net increase in cash	244,013
Cash and cash equivalents — beginning of year	—

Cash and cash equivalents — end of year	$244,013

Supplemental Information:
Cash paid for:
Interest	$13,219

Income taxes	$—

NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1 — NATURE OF OPERATIONS

Technology Ventures Group, Inc. was incorporated on December 17, 1999 under the laws of the State of Florida to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, Technology Ventures Group, Inc. never commenced any other operational activities. In January 2000, registered 1,000,000 shares of common stock. In March 2001, Technology Ventures Group, Inc. executed an agreement with Newcourt Capital Holdings, Inc. to acquire all of Newcourt Capital Holdings’ issued and outstanding shares of capital stock in exchange for 9,200,000 shares of our common stock. After the merger was completed our name was changed to Newcourt Holdings, Inc.

Newcourt Holdings, Inc. (the “Company”) (a development stage company) began operations in January 2001 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical patent industries.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources. The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

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

Cash And Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2001 the Company had no cash equivalents.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution located in Miami, Florida. The Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 insures the balance. At December 31, 2001, the balance exceeded FDIC insurance limits by $144,013.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts payable and notes payable. The recorded value of the accounts payable approximate its fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based as its interest rate approximates the market rate.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2001:

2001

Computer equipment	$2,135
Less: accumulated depreciation	(474)

Net property and equipment	$1,661

Depreciation expense for the periods ended December 31, 2001 was $474.

NOTE 6 — INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

For income tax purposes, the Company has elected to capitalize start-up costs incurred during 2000 totaling $135,131. The start-up costs will be amortized over sixty months beginning in 2002. An analysis of the components of the loss before income taxes and the related income tax benefit is presented in the following tables. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

The (provision) benefit for income taxes consists of the following:

2001

Current	$—
Deferred	—

$—

Deferred tax assets for December 31, 2001 consist of the following:

2001

Deferred tax asset:
Tax benefit of capitalized start-up costs	$50,850
Net operating loss	10,681
Less: valuation allowance	(61,531)

Deferred tax asset	$—

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended December 31, 2001, is as follows:

2001

Federal income tax at the statutory rate of 34%	$(55,595)
State tax, net of federal benefit	(5,936)
Increase in valuation allowance	61,531

$—

The Company has a net operating loss carry forward of approximately $28,385, which will begin to expire in 2018.

NOTE 7 – NOTES PAYABLE — RELATED PARTY

At December 31, 2001, the Company has two notes payable to Equity Management Partners LLC (whose board members are also board members of the Company), in the amount of $389,250. These notes were executed on February 14, 2001. Interest rate on both notes is 7% per annum. Both interest and principle on the notes become due on February 15, 2004.

NOTE 8 – SHAREHOLDERS’ DEFICIT

In March 2001, the Company issued 9,200,000 common shares of its common stock as its initial capitalization.

In December 2001, the Company accepted $90,000 from four accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company reached a final agreement with these investors in April 2002 and issued 599,998 shares.

NOTE 9 – MERGER AGREEMENT

On March 2, 2001, the Company, which was then known as Technology Ventures Group, Inc. (“TVG”), a public company, and Newcourt Capital Holdings, Inc., a wholly owned subsidiary of Equity Management Partners, LLC (“NCHI”), entered into an agreement to acquire all of the issued and outstanding shares of capital stock of NCHI in exchange for 9,200,000 shares of TVG’s capital stock. For accounting purposes, the public shell merger was treated as a recapitalization of NCHI. The value of the net assets of NCHI after the public shell merger was the same as its historical book value.

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

NOTE 10 — RELATED PARTIES

Certain board members receive management fees to perform and conduct the business of the Company. Management fees paid during the year ending December 31, 2001 totaled $11,900.

NOTE 11 — OTHER MATTERS

On July 18, 2001 the Company conducted its first shareholders’ meeting. At the meeting, shareholders approved certain amendments to the Company’s Articles of Incorporation including:

1.	A change in the Company’ name from Technology Ventures Group, Inc. to Newcourt Holdings, Inc.

2.	An increase in the number of shares which the corporation is authorized to issue from 10,000,000 to 55,000,000; comprising 50,000,000 shares of common stock with a par value of $.001 per share and 5,000,000 shares of preferred stock with a par value of $.01 per share.

These amendments to the Articles of Incorporation have been officially filed with the Secretary of State Division of Corporations in Florida effective July 30, 2001.

The shareholders also elected five (5) persons to the Board of Directors.

NOTE 12 — SUBSEQUENT EVENTS

As of March 1, 2002, the Company had not been able to secure the necessary equity or financing to complete the acquisition of Advanced Plastics, despite extensions by the seller. As a result, the Company’s deposit of $100,000 was forfeited. Subsequently, the Company reached a verbal agreement with the sellers in which the sellers agreed to provide a credit to the Company in the amount of the deposit, should the Company complete the acquisition prior to the seller entering into a new sales contract with another buyer.

PART III

Item 13. Exhibits and Reports on Form 8-K.

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     (a)  EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Articles of Incorporation as filed with the Florida Secretary of State on July 30, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

3.2	Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.1	Agreement for the Exchange of Common Stock dated March 2, 2001 among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, and Equity Management Partners, LLC (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2001)

10.2	Registration Rights Agreement dated as of March 2, 2001, among Technology Ventures Group, Inc., Goldco Properties Limited Partnership, Shelly Goldstein and Peter Goldstein (incorporated by reference to the Company’s Form 8-K filed with the SEC on March 13, 2001)

10.3	Letter Agreement dated April 6, 2001 between the Company and Equity Holdings Group, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.4	Letter Agreement dated April 6, 2001 between the Company and McIvan A. Jarrett (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.5	Letter Agreement dated April 6, 2001 between the Company and Nelson Futch (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

10.6	Letter Agreement dated April 6, 2001 between the Company and Jerrold Brooks (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on August 3, 2001)

16	Letter of Samuel F. May Jr., C.P.A. (revised)

21	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the SEC on May 17, 2002)

     (b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

Item 14. Controls and Procedures.

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

McIvan A. Jarrett,
Chairman, President and
Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Newcourt Holdings, Inc. on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof, I, McIvan A. Jarrett, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

b) Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c) Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of board of directors (or persons fulfilling the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process,

summarize and report financial data and have identified for the issuer’s auditors any material weakness in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

     6.     The other certifying officer and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	Name:	McIvan A. Jarrett
	Title:	Chief Executive Officer
and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

16	Letter of Samuel F. May Jr., C.P.A.