Form 10QSB/A
period 2002-09-30
NEWCOURT HOLDINGS INC
filed 2003-04-02
CIK 1107961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

     As of November 12, 2002, there were 10,599,998 shares of the registrant’s common stock, par value $.001 per share, outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [  ]; No [X]

Explanatory Note

     Newcourt Holdings, Inc. amends its Quarterly Report on Form 10-QSB (the “Report”) for the quarterly period ended September 30, 2002 (filed on November 14, 2002), as set forth in this Form 10-QSB/A (Amendment No. 1), to revise its previously issued financial statements and expand the management’s discussion and analysis of the revised financial statements. See Item 1, Financial Statements, including the Notes to Financial Statements, and Item 2, Management’s Discussion and Analysis or Plan of Operations of this Amendment No. 1, for the impact of the revisions.

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

PART I

Item 1. Financial Statements.

TABLE OF CONTENTS	PAGE
Consolidated Financial Statements:
Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2002	4
Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2002 and 2001, nine months ended September 30, 2002 and 2001 and from January 1, 2001 (inception) through September 30, 2002	5
Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) as of September 30, 2002	6
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2001 and from January 1, 2001 (inception) through September 30, 2002	7
Notes to Consolidated Financial Statements	8-10

NEWCOURT HOLDINGS, INC.
(a Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002 (UNAUDITED)

ASSETS

September 30,
2002

Current assets:
Cash	$208,886
Non-current assets:
Equipment, net	1,305

Total assets	$210,191

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,209
Long-term debt:
Notes payable	432,451

Total liabilities	435,660

Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized; 10,599,998 shares issued and outstanding	10,600
Additional paid-in capital	79,400
Accumulated deficit	(315,469)

Total shareholders’ deficit	(225,469)

Total liabilities and shareholders’ deficit	$210,191

Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2002 and 2001, nine months ended September 30, 2002 and 2001 and from January 1, 2001 (inception) through September 30, 2002

					January 1
					2001
					(inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002

Operating expenses:
Depreciation	$118	$118	$356	$356	$830
Marketing expense	—	2,500	—	37,750	40,364
Legal and accounting	6,876	21,114	20,593	41,154	78,011
Liscenses and fees	50	345	350	4,297	4,647
Management fees	3,900	4,100	11,500	8,000	23,400
Administrative expense	274	400	2,241	944	4,456
Consulting and commissions	—	—	—	—	18,463
Loss on escrow deposit	—	—	100,000	—	100,000

Total operating expenses	11,218	28,577	135,040	92,501	270,171

Other income (expense):
Interest income	1,689	2,235	3,523	6,224	11,122
Interest expense	(6,812)	—	(20,436)	(13,219)	(56,420)

Total other income (expense)	(5,123)	2,235	(16,913)	(6,995)	(45,298)

Loss before income taxes	(16,341)	(26,342)	(151,953)	(99,496)	(315,469)
Benefit (provision) for income taxes	—	—	—	—	—

Net loss	$(16,341)	$(26,342)	$(151,953)	$(99,496)	$315,469

Net loss per share — basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares — basic and diluted	10,599,998	10,000,000	10,352,939	9,823,529

Condensed Consolidated Statements of Changes
in Shareholders’ Deficit (unaudited) as of September 30, 2002

	Common Stock		Additional
			Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance — January 1, 2001	—	$—	$—	$—	$—
Capital contributions	9,200,000	9,200	(8,200)	—	1,000
Acquisition of net liabilities of Technology Ventures	800,000	800	(1,800)	—	(1,000)
Net loss — December 31, 2001	—	—	—	(163,516)	(163,516)

Balance — December 31, 2001	10,000,000	10,000	(10,000)	(163,516)	(163,516)
Common stock issued	599,998	600	89,400	—	90,000
Net loss — September 30, 2002	—	—	—	(151,953)	(151,953)

Balance — September 30, 2002	10,599,998	$10,600	$79,400	$(315,469)	$(225,469)

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2002 and 2001 and
from January 1, 2001 (inception) through September 30, 2002

			January 1, 2001
	Nine Months Ended		(inception)
	September 30		through
			September 30,
	2002	2001	2002

Net cash provided by operating activities:
Net loss	$(151,953)	$(99,496)	$(315,469)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	356	356	830
Changes in operating assets and liabilities:
Decrease (increase) in escrow deposits	100,000	(25,000)	—
(Decrease) increase in accounts payable and accrued expenses	(3,966)	—	2,209
Increase in accrued interest	20,436	—	43,201

Net cash used in operating activities	(35,127)	(124,140)	(269,229)

Cash flows from investing activities:
Purchase of equipment	—	(2,135)	(2,135)

Cash flows for financing activities:
Common stock subscription payable	—	—	90,000
Proceeds from notes payable	—	389,250	389,250
Proceeds from sale of common stock	—	1,000	1,000

Net cash provided by financing activities	—	390,250	480,250

Net (decrease) increase in cash and equivalents	(35,127)	263,975	208,886
Cash at beginning of period	244,013	—	—

Cash at end of period	$208,886	$263,975	$208,886

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$13,219	$13,219

Income taxes	$—	$—	$—

NOTES

TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Newcourt Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary for a fair presentation for the periods presented have been included. Certain information and footnotes disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The Company (a development stage company) began operations in January 2001 (inception of development stage). The Company intends to effect an asset acquisition, merger, exchange of capital stock, or other business combination with profitable domestic businesses in the plastic and disposable medical and surgical patent industries.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further the Company is dependent upon certain related parties to provide continued funding and capital resources. The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business or raise the capital it may require through the issuance of equity securities, debt securities, bank borrowings, or a combination thereof.

Correction of Errors

These financial statements were previously issued and filed with the SEC on November 12, 2002. We have determined that the acquisition of Newcourt Capital Holdings, Inc. was incorrectly recorded on the balance sheet. For accounting purposes, Newcourt Capital Holdings, Inc. was the accounting acquirer as more fully described in Note 6.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Cash and Cash Equivalents

For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Earnings Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excluded common stock equivalents, because of their inclusion would be anti-dilutive.

NOTE 3 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution located in Miami, Florida. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $100,000. At September 30, 2002, the balance exceeded FDIC insurance limits by $108,886.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts payable and notes payable. The recorded value of the accounts payable approximate its fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based as its interest rate approximates the market rate.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

At September 30, 2002, the Company has two notes payable to Equity Management Partners LLC (whose board members are also board members of the Company) in the amount of $389,250. These notes were executed on February 14, 2001. The interest rate on both notes is 7% per annum. Both interest and principle on the notes becomes due on February 15, 2004.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain board members received management fees to perform and conduct the business of the Company. Management fees paid during the nine-month period ended September 30, 2002 were $11,500.

NOTE 7 – MERGER AGREEMENT

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

NOTE 9 — OTHER MATTERS

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

     The Company is considered a development stage company with limited assets and capital, and with no operations or operating income. The Company’s current operating plan is to (a) handle the administrative and reporting requirements of a public company and (b) search for a business acquisition.

     On February 14, 2001, the Company issued two notes to Equity Management Partners, LLC, an affiliate of the Company (“Equity Management”), which holds a majority of the Company’s outstanding voting power. The notes were issued in the amount of $290,250 and $100,000, respectively, for a total of $390,250, at an interest rate of 7% per annum with a maturity date of February 15, 2004. As of September 30, 2002, the notes were outstanding and payable in full.

     The Company invests the unused portion of the proceeds of notes in interest-bearing bank accounts. For the period from February 15, 2001 through September 30, 2002, the interest earned on the invested proceeds of the notes amounted to $11,122. The Company has used, and continues to use, the proceeds of the notes to fund its operations.

     Since March 2, 2001, the Company has operated from premises rented from The Equity Holding Group, Inc., an affiliate of the Company and Equity Management (“Equity Holding”). The Company is a party to a month-to-month agreement with Equity Holding pursuant to which the Company pays a flat monthly fee of $200 to occupy the premises and for secretarial and administrative support services.

     During the quarterly period ended September 30, 2002, the Company disbursed $11,218 for various services, of which $3,900 represented payment for management services pursuant to a month-to-month management agreement pursuant to which the Company pays its President, Executive Vice President, and Vice President $1,000, $200 and $100 per month, respectively, for management services. The majority of the operating expenses, $6,876, during the quarterly period represented payment for legal and accounting services necessary to comply with public company reporting requirements.

     During the quarterly period ended September 30, 2001, the Company disbursed $28,577, including $4,100 in management fees, $2,500 in marketing related fees and $21,114 for legal fees, of which a portion was in connection with the merger with the Company’s predecessor, Technology Ventures Group. The Company also incurred legal expenses during the preceding quarterly period in connection with its annual shareholders’ meeting held on July 18, 2001, including the cost of filing a proxy statement in connection with the meeting, that were disbursed during the fiscal quarter ended September 30, 2001. The proxy statement sought approval, among other things, of a change of name, as well as an increase in the number of authorized shares.

     The primary cause of the higher operating expenses for the quarterly period ended September 30, 2002 in comparison with the quarterly period ended September 30, 2001 was an aborted acquisition transaction involving Advanced Plastics Unlimited, Inc. (“Advanced Plastics”). On August 16, 2001, the Company entered into a non-binding letter of intent to acquire the assets and business of Advanced Plastics, a profitable plastics manufacturer with $3,000,000 in sales, for $2.5 million in cash and notes. The Company engaged its accountants to assist it in conducting due diligence and other professional service firms to perform an appraisal of the target company’s assets. Subsequently, the Company provided Advanced Plastics with a $100,000 escrow deposit toward the purchase price. As of July 1, 2002, the Company had not been able to complete its financing arrangements on terms that would enable it to consummate the contemplated transaction and, consequently, forfeited its deposit. Subsequently, however, the Company was able to reach a verbal agreement with Advanced Plastics pursuant to which Advanced Plastics agreed to provide a credit to the Company in the amount of the deposit should the Company complete the acquisition of Advanced Plastics before Advanced Plastics enters into a new sales contract with another buyer. As of September 30, 2002, Advanced Plastics had not entered into an alternative sales contract with any other buyer.

     The Company has not been able to secure the financing needed to complete a transaction with Advanced Plastics and is now negotiating a merger with two operating companies. Our President owns 50% of the outstanding common stock of each of the operating companies. If the Company reaches an agreement with the two companies, the merger would be accomplished pursuant to a share exchange, pursuant to which the President and an unaffiliated third party who holds the remaining 50% of the common stock of each company would exchange their shares of the two companies’ common stock for the securities of the Company. As a result, the two companies would become wholly owned subsidiaries of the Company and the President and the third party would be issued a controlling equity interest in the Company.

     For the nine-month period ended September 30, 2002, the Company incurred a total of $135,040 in expenses of which $100,000 represented the loss of our escrow deposit, $20,593 was disbursed for various legal services and $11,500 represented payment of management fees pursuant to the above described management agreements. The remaining expenses consisted of $2,241 for administrative services and $350 in licensing fees. In the comparable nine-month period ended September 30, 2001, the Company incurred $95,973 in operating expenses, of which $37,750 represented marketing expenses attributable to its investor relations and equity raising development efforts, $41,150 represented payment of legal and accounting services, $8,000 represented payment of management fees and approximately $4,297 represented the cost of annual renewals of business licenses and SEC filing fees.

     The Company’s basic administrative overhead expenses are minimal. As of September 30, 2002, the Company had $220,886 in cash, which management believes is sufficient to meet its current monthly administrative cash needs for at least the next twelve months. The Company, however, will require substantial additional financing to consummate its acquisition and growth programs. There can be no assurances that such financing will be available on terms acceptable to the Company, or at all.

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

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Newcourt Holdings, Inc. on Form 10-QSB/A (Amendment No. 1) for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, McIvan A. Jarrett, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.     I have reviewed the quarterly report being filed;

     2.     Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

     3.     Based on my knowledge, the financial statements and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the quarterly report;

     4.     The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the issuer and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) Evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c) Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6.     The other certifying officer and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ McIvan A. Jarrett Name: McIvan A. Jarrett Title: Chief Executive Officer and Chief Financial Officer