Form 10QSB
period 2003-03-31
NEWCOURT HOLDINGS INC
filed 2003-05-15
CIK 1107961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     As of May 12, 2003, there were 16,459,484 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NEWCOURT HOLDINGS, INC.

INDEX

PART I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2003	2

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2003 and 2002, and from January 1, 2001 (inception) through March 31, 2003	3

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) as of March 31, 2003	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002 and from January 1, 2001 (inception) through March 31, 2003	5

Notes to Condensed Consolidated Financial Statements	6-8

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

PART II. Other Information

Item 2. Changes in Securities	10

Item 3. Controls and Procedures	10

Item 6. Exhibits and Reports on Form 8-K	10

PART I. Financial Information

NEWCOURT HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 30,
2003

ASSETS
Current assets:
Cash	$17,361

Non-current assets:
Notes receivable, related party	147,300
Equipment, net	1,069

Total non-current assets	148,369

Total assets	$165,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$66,381

Shareholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized; 11,059,488 shares issued and outstanding	11,059
Capital in excess of par value	538,431
Accumulated deficit	(450,141)

Total shareholders’ equity	99,349

Total liabilities and shareholders’ equity	$165,730

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			January 1,
			2001
	Three Months Ended		(inception)
	March 31,		through
			March 31,
	2003	2002	2003

Operating expenses:
Depreciation	$118	$118	$592
Legal and accounting	52,555	—	172,289
Administrative expense	1,260	103,748	204,211

Total operating expenses	53,933	103,866	377,092

Other income (expense):
Interest income	27	939	10,410
Interest expense	—	—	(83,459)

Total other income (expense)	27	939	(73,049)

Loss before income taxes	(53,906)	(102,927)	(450,141)
Benefit (provision) for income taxes	—	—	—

Net loss	$(53,906)	$(102,927)	$(450,141)

Net loss per share — basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares — basic and diluted	11,059,488	10,000,000

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional
			Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance — January 1, 2001	—	$—	$—	$—	$—

Capital contributions	9,200,000	9,200	(8,200)	—	1,000

Acquisition of net liabilities of Technology Ventures	800,000	800	(1,800)	—	(1,000)

Net loss — December 31, 2001	—	—	—	(163,516)	(163,516)

Balance — December 31, 2001	10,000,000	10,000	(10,000)	(163,516)	(163,516)

Common stock issued	599,998	600	89,400	—	90,000

Conversion of note payable	459,490	459	459,031	—	459,490

Net loss — December 31, 2002	—	—	—	(232,719)	(232,719)

Balance — December 31, 2002	11,059,488	11,059	538,431	(396,235)	153,255

Net loss — March 31, 2003	—	—	—	(53,906)	(53,906)

Balance — March 31, 2003	11,059,488	$11,059	$538,431	$(450,141)	$99,349

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			January 1, 2001
	Three Months Ended		(inception)
	March 31,		through
			March 31,
	2003	2002	2003

Net cash provided by operating activities:
Net loss	$(53,906)	$(102,927)	(450,141)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	118	118	1,066
Changes in operating assets and liabilities:
Increase in escrow deposits	—	100,000	—
(Decrease) increase in accounts payable and accrued expenses	41,442	(6,293)	65,381
Increase in accrued interest	—	—	70,240

Net cash used in operating activities	(12,346)	(9,102)	(313,454)

Cash flows from investing activities:
Increase in equipment	—	—	(2,135)
Increase in related party note receivable	(16,000)	—	(147,300)

Net cash used in investing activities	(16,000)	—	(149,435)

Cash flows from financing activities:
Common stock subscription payable	—	—	90,000
Capital contributions	—	—	389,250
Proceeds from sale of common stock	—	—	1,000

Net cash provided by financing activities	—	—	480,250

Net (decrease) increase in cash and equivalents	(28,346)	(9,102)	17,361
Cash at beginning of period	45,707	244,013	—

Cash at end of period	$17,361	$234,911	$17,361

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$13,219

Income taxes	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Newcourt Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation for the periods presented have been included. Certain information and footnotes disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Correction of Errors

The March 31, 2002 financial statements were previously issued and filed with the SEC on June 4, 2002. We have determined that the acquisition of Newcourt Capital Holdings, Inc. was incorrectly recorded on the balance sheet. For accounting purposes, Newcourt Capital Holdings, Inc. was the accounting acquirer as more fully described in Note 5.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the operation, assets and liabilities of Newcourt Holdings, Inc. and its Subsidiary Newcourt Capital Holdings, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NEWCOURT HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts payable and notes payable. The recorded value of the accounts payable approximate its fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based as its interest rate approximates the market rate.

NOTE 4 – RELATED PARTY TRANSACTIONS

Certain board members received management fees to perform and conduct the business of the Company. Management fees paid during the three month period ended March 31, 2003 were $900.

The Company has loaned $147,300 to Engineered Plastics Industries, Inc. and Quantum Pharmaceuticals, Inc., which are related through common ownership.

NOTE 5 – MERGER AGREEMENTS

Engineered Plastics, Inc. and Quantum Pharmaceuticals, Inc.

On May 2, 2003, the Company completed the agreement for the exchange of securities dated as of December 30, 2002 (the “Exchange Agreement”) among the Company, Engineered Plastics Industries, Inc. (“EPI”), Quantum Pharmaceuticals, Inc. (“QPI”), and the two shareholders of EPI and QPI, one of whom is a director and executive officer of the Company. The shareholders of EPI and QPI exchanged all their issued and outstanding shares of common stock of those companies for an aggregate of 2,000,000 newly issued shares of the Company’s convertible preferred stock and 5,399,996 shares of the Company’s common stock. Each share of preferred stock is convertible into 45 shares of the Company’s common stock. For accounting purposes, the share exchange will be treated as a recapitalization of the companies. The value of the net assets of the companies after the Exchange Agreement is completed will be the same as their historic book value.

The following unaudited pro forma interim financial information for the Company is presented as if the Exchange Agreement had been completed on January 1, for each of the respective years.

NEWCOURT HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – MERGER AGREEMENTS, continued

	March 31, 2003	March 31, 2002

Revenues	$442,678	$317,416
Expenses	(602,332)	(368,534)

Net loss	$(159,654)	$(51,118)

Net loss per share	$(0.02)	$(0.01)

Technology Ventures Group, Inc.

On March 2, 2001, the Company, which was then known as Technology Ventures Group, Inc. (“TVG”), a public company, and Newcourt Capital Holdings, Inc., a wholly-owned subsidiary of Equity Management Partners, LLC (“NCHI”), entered into an agreement to acquire all of the issued and outstanding shares of capital stock of NCHI in exchange for 9,200,000 shares of TVG’s capital stock. For accounting purposes, the public shell merger was treated as a recapitalization of NCHI. The value of the net assets of NCHI after the public shell merger was the same as its historical book value.

As of March 2, 2001, TVG had 10,000,000 issued and outstanding shares of common stock, of which persons that were previously shareholders of NCHI owned 9,200,000 shares, or approximately 92%. Persons who were previously shareholders of TVG owned a total of 800,000 shares, or approximately 8% of the issued and outstanding common stock. As a result of the closing of this transaction, NCHI became a wholly-owned subsidiary of TVG. On July 18, 2001, the shareholders of TVG adopted Amended and Restated Articles of Incorporation, which among other things, changed the name of TVG to Newcourt Holdings, Inc.

ITEM 2. Management’s Discussion and Analysis and Plan of Operation

The Company is considered a development stage company with limited assets and capital, and with no operations or operating income. The company’s current operating plan is to (a) handle the administrative and reporting requirements of a public company and (b) search for a business acquisition.

The Company issued two notes to Equity Management Partners, LLC, an affiliate of the company (“Equity Management”), on February 14, 2001. The notes were issued in the amount of $289,750 and $99,500 respectively, for a total of $389,250, at an interest rate of 7% per annum with a maturity date of February 15, 2004. The cash proceeds from the notes as well as net interest earned on the deposits of $10,383 have been used to fund the company’s ongoing operations. On December 31, 2002, these notes were converted to 459,490 common shares of the company.

Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management. The Company has a month-to-month agreement with Equity Holdings Group, Inc., an affiliated company, whereby the Company pays a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services.

During the three month period ended March 31, 2003, the Company disbursed $53,993 for various services, of which $52,555 were for professional accounting and legal services during the operating period, in connection with its acquisition of the business of Engineered Plastics Industries, Inc, and Quantum Pharmaceuticals, Inc. The remaining $1,260 was for administrative and management services under a month-to-month management agreement pursuant to which the Company pays its Executive Vice President and Vice President $200 and $100 per month respectively for company management services. The Company also paid its President $360 for administrative services provided during the three months ended March 31, 2003.

During the comparable three month period ended March 31, 2002, the Company disbursed $103,748, of which $100,000 represented the forfeiture of the Company’s good faith deposit in connection with the aborted acquisition of Advanced Plastics Unlimited, Inc. The remaining $3,748 was disbursed for basic administrative expenses, management services as well as other operating requirements necessary to maintain compliance with various reporting requirements of the Securities and Exchange Commission (“SEC”).

On May 2, 2003, the shareholders of the Company approved the agreement for the exchange of securities dated as of December 30, 2002 (the “Exchange Agreement”) among the Company, Engineered Plastics Industries, Inc. (“EPI”), Quantum Pharmaceuticals, Inc. (“QPI”), Ronald LaPrade and McIvan Jarrett, a director and the president of the Company. Under the terms of the Exchange Agreement, the shareholders of EPI and QPI exchanged all of their issued and outstanding shares of common stock of those companies for an aggregate of 2,000,000 newly-issued shares of the Company’s convertible preferred stock and 5,399,994 shares of the Company’s common stock. Each share of preferred stock is convertible into 45 shares of the Company’s common stock.

As part of the Exchange Agreement, the Company entered into employment agreements with McIvan Jarrett, who will be employed as the President and Treasurer of the Company, and Ronald LaPrade, who will be Chairman of the Board of Directors and employed as Chief Operating Officer of the Company. Each of the employment agreements has an initial three-year term that automatically renews for an additional term of one year after the initial three-year term. The base salary for both employees is $60,000 in the first year, which will be increased by $50,000 for each of the next two years, provided that the Company meets its annual performance goals, which are approved by the Board of Directors. Any increase in salary may be paid in cash or the Company’s stock. Each employee would also be entitled to an annual bonus equal to three percent of the Company’s pre-tax profits, if any.

Assuming the Exchange Agreement occurred on January 1, 2003, the pro forma revenues of the Company would have been $442,678 and the pro forma net loss would have been $(159,654). The Company is presenting this pro forma information to illustrate the impact that the acquisitions of EPI and QPI would have had on the Company’s operations if the acquisitions had occurred on January 1, 2003.

The Company’s basic administrative overhead expenses are minimal. As of March 31, 2003, the Company had $17,361 of cash on hand, and a loan receivable of $147,300 to EPI and QPI. The Company believes that it has sufficient cash resources to support its basic administrative needs for the next 12 months. The Company, will however, require substantial additional financing to consummate its contemplated acquisition and growth plans. While management continues to aggressively pursue arrangements for additional growth capital, there can be no assurance that such financing will be available, or if available, that it will be on terms acceptable to the Company.

PART II. Other Information

Item 2. Change in Securities

As part of the Exchange Agreement described in Item 2 of Part I of this Form, the Company issued to each of the shareholders of EPI and QPI, 2,699,998 shares of the Company’s common stock and 1,000,000 shares of the Company’s Series A Preferred Stock. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the shares were issued in a negotiated transaction to sophisticated investors who have knowledge of all material information relating to the Company, EPI and QPI.

Item 3. Controls and Procedures

McIvan Jarrett, our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for us. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

2.1	Agreement for the Exchange of Securities dated December 30, 2002 among the Company, Engineered Plastics Industries, Inc., Quantum Pharmaceuticals, Inc., McIvan Jarrett and Ron LaPrade. (The schedules to this Agreement are omitted pursuant to Item 601(d)(2) of Regulation S-B promulgated under the Securities Act of 1933. Upon the request of the SEC, the Company shall supplementally furnish to the SEC a copy of such omitted schedules).

3.1	Second Amended and Restated Articles of Incorporation of the Company filed with the Florida Secretary of State on May 1, 2003.

10.1	Registration Rights Agreement dated as of May 2, 2003 among the Company, McIvan Jarrett and Ron LaPrade.

10.2	Employment Agreement dated as of May 2, 2003 between the Company and McIvan Jarrett.

10.3	Employment Agreement dated as of May 2, 2003 between the Company and Ron LaPrade.

10.4	Shareholders’ Agreement dated May 2, 2003 among the Company, McIvan Jarrett and Ron LaPrade.

99.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer of the Company.

     (b)  Reports on Form 8-K.

     A Current Report on Form 8-K was filed with the SEC on March 10, 2003 by the Company reporting under Items 4 and 7 a change in the Company’s independent accountants.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCOURT HOLDINGS, INC.

Dated: May 15, 2003	/s/ McIvan A. Jarrett

McIvan A. Jarrett President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Newcourt Holdings, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, McIvan Jarrett, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ McIvan Jarrett

Date: May 15, 2003	Name: McIvan Jarrett Title: Chief Executive Officer and Chief Financial Officer