Form 10QSB
period 2003-06-30
NEWCOURT HOLDINGS INC
filed 2003-08-18
CIK 1107961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

                    (Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to

Commission File Number 001-16309

NEWCOURT HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0972643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 12, 2003, there were 16,459,484 shares of the registrant’s common stock, par value $.001 per share, outstanding and 2,000,000 shares of the registrant’s Series A Convertible Preferred Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes  ☐     No  ☒

NEWCOURT HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

June 30, 2003
ASSETS
Current assets:
Cash	$5,308
Non-current assets:
Notes receivable, customers	116,948
Inventory	104,657
Equipment, net	1,252,593

Total non-current assets	1,474,198

Total assets	$1,479,506

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$240,076
Current portion of stockholder loans	95,574
Current portion of related party loans	9,651
Current portion seller note	51,086
Current portion lease payments	4,069
Current portion note payable finance	5,236
Line of credit	6,839

Total current liabilities	412,531

Long term liabilities:
Non-current portion stockholder loans	222,481
Non-current portion related party loans	10,349
Non-current portion seller note	1,034,425
Non-current portion lease payments	14,242
Non-current portion note payable finance	225,522

Total long term liabilities	1,507,019

Shareholders’ deficit
Preferred stock, $.01 par value; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding	20,000
Common stock, $.001 par value; 5,399,996 shares authorized; 16,459,484 shares issued and outstanding	16,459
Additional paid-in capital	74,890
Accumulated deficit	(551,393)

Total shareholders’ deficit	(440,044)

Total liabilities and shareholders’ deficit	$1,479,506

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$301,470	$278,477	$735,908	$568,037
Cost of sales	146,482	158,394	396,304	255,583

Gross profit	154,988	120,083	339,604	312,454

Operating expenses:
Selling, general and administrative	66,708	202,870	285,928	238,497
Depreciation	67,648	62,812	135,532	125,623

Total operating expenses	134,356	265,682	421,460	364,120

Interest expense	(37,339)	(69,980)	(66,460)	(69,980)

Loss before income taxes	(16,707)	(215,579)	(148,316)	(121,646)
Benefit (provision) for income taxes	—	—	—	—

Net loss	$(16,707)	$(215,579)	$(148,316)	$(121,646)

Net loss per share—basic and diluted	$(0.00)	$(0.04)	$(0.02)	$(0.02)

Weighted average number of shares—basic and diluted	12,570,433	5,399,996	9,025,050	5,399,996

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Paid in	Accumulated
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance December 31, 2002	2,000,000	20,000	5,399,996	5,400	(13,400)	(403,077)	(391,077)
Net assets assumed in share exchange			11,059,488	11,059	88,290		99,349
Net loss June 30, 2003						(148,316)	(148,316)

	2,000,000	20,000	16,459,484	16,459	74,890	(551,393)	(440,044)

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Net cash provided by operating activities:
Net loss	$(148,316)	$(121,646)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	135,533	65,295
Changes in assets and liabilities, net of effects from merger
Inventory	(39,000)	(40,816)
Accounts receivable	48,382	(54,364)
Increase (decrease) in:
Accounts payable and accrued expenses	63,238	23,819

Net cash provided by (used in) operating activities	59,837	(127,712)

Cash flows from investing activities:
Cash acquired in merger	2,634	—
Increase in equipment	(2,035)	15,200

Net cash used in investing activities	599	15,200

Cash flows for financing activities:
Repayments of note payable—finance company	(2,318)	(2,055)
Proceeds from shareholder loans	16,000	96,969
Proceeds from line of credit	—	9,658
Repayments on line of credit	(2,819)	—
Repayments of stockholder loans	(32,757)	—
Repayments of seller notes payable	(33,234)	(63,503)
Proceeds from capital lease	2,035
Repayments of capital lease	(2,035)	—

Net cash (used in) provided by financing activities	(55,128)	41,069

Net decrease in cash and equivalents	5,308	(71,443)
Cash at beginning of period	—	96,079

Cash at end of period	$5,308	$24,636

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$66,460	$69,980

Non cash investing activities
Equipment purchased under capital lease	$18,311	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation for the periods presented have been included. Certain information and footnotes disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the operation, assets and liabilities of Newcourt Holdings, Inc. and its Subsidiaries Engineered Plastics, Inc. and Quantum Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Accounts Receivable

Accounts receivable from customers are based on contract sales prices. Allowance for doubtful accounts is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after the date of the invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization on equipment and leasehold improvements are computed using the straight-line method over the expected useful lives of the assets.

The estimated service lives of equipment and leasehold improvements are as follows:

Equipment and furniture	7 years
Filling and sealing machines	7 years
Leasehold improvements	4 years

NEWCOURT HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Shipping And Handling Costs

The Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Any amounts billed to third-party customers for shipping and handling is included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales.

Cash and Cash Equivalents

For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2003 the Company has no cash equivalents.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts receivable, accounts payable and notes payable. The recorded value of the accounts payable approximate its fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based as its interest rate approximates the market rate.

NOTE 4 – RELATED PARTY TRANSACTIONS

Certain board members received management fees to perform and conduct the business of the Company. Management fees paid during the three month period ended June 30, 2003 were $1,800.

NEWCOURT HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – MERGER AGREEMENTS

Engineered Plastics, Inc. and Quantum Pharmaceuticals, Inc.

On May 2, 2003, the Company completed a share exchange with the shareholders of Engineered Plastics Industries, Inc. (“EPI”) and Quantum Pharmaceuticals, Inc. (QPI”). Pursuant to the agreement, the shareholders of EPI and QPI exchanged all of their issued and outstanding shares of common stock for 2,000,000 newly issued shares of the Company’s convertible preferred stock and 5,399,994 shares of common stock. Each share of preferred stock is convertible into 45 shares of common stock. For accounting purposes, the share exchange was treated as a recapitalization of EPI and QPI. The value of the net assets of EPI and QPI after the completion of the share exchange is the same as the historic book value of such assets.

The following unaudited pro forma interim financial information for the Company is presented as if the share exchange had taken place on January 1, for each of the respective years.

	June 30, 2003	June 30, 2002
Revenues	$735,908	$568,037
Expenses	(938,130)	(825,295)

Net loss	$(202,222)	$(257,258)

Net loss per share	$(0.02)	$(0.05)

NOTE 6 – CONCENTRATION OF CREDIT RISK

Sales to one customer for the six-month period ended June 30, 2003 represented approximately 35% total sales. Approximately 45% of total accounts receivable at June 30, 2003 are due from this customer.

ITEM 2.    Management’s Discussion and Analysis and Plan of Operation

The Company is considered an early stage company with limited assets and capital. The Company entered into an agreement on December 30, 2002 to acquire all of the outstanding common stock of Engineered Plastics Industries, Inc. (“EPI”) and Quantum Pharmaceuticals, Inc. (“QPI”). On April 30, 2003, the shareholders of the Company approved the December 30, 2002 agreement. Under the terms of the agreement, the two shareholders of EPI and QPI exchanged all of their issued and outstanding shares of common stock of those companies for an aggregate of 2,000,000 newly-issued shares of the Company’s convertible preferred stock and 5,399,994 shares of the Company’s common stock. Each share of preferred stock is convertible into 45 shares of the Company’s common stock. Our president, who owned 50% of the outstanding common stock of each of EPI and QPI received half of the newly-issued shares of the Company’s convertible preferred stock and common stock.

EPI is engaged as a manufacturer of disposable plastic products used by pharmacies in the filling and dispensation of respiratory medication prescribed by physicians for patients with chronic obstructive pulmonary diseases, as well as other bronchial and allergy disorders. EPI also designs and fabricates the Filling and Heat-Sealing Systems integral to the hygienic sealing of the vials. Approximately 85% of EPI’s revenue is generated from the sales of medical vials. The remainder is from sales of Heat-Sealing Systems.

QPI is engaged in the wholesale distribution of medical vials, respiratory medications, generic drugs, medical devices, disposable medical supplies, and ancillary products to independent as well as mail order pharmacies, hospitals and clinics worldwide.

Since March 2, 2001, the Company has operated out of the headquarters of Equity Holdings Group, Inc., an affiliate of Equity Management. The Company has a month-to-month agreement with Equity Holding Group, Inc., an affiliated company whereby the Company pays a $200 monthly flat fee to occupy the premises and for secretarial and administrative support services.

During the three month period ended June 30, 2003, the Company generated $301,470 in revenues with a gross profit of 51%, as compared to revenues of $278,477, with a gross profit of 43% in the comparable three month period of the prior year. The improvement in gross profit is attributable to higher vial and chemical prices that the Company is able to charge new customers for its products. The Company incurred lower operating expenses of $134,356 during the three month period ended June 30, 2003 as compared to $265,682 during the comparable prior three month period due to tighter expense and cost controls. The three month period net loss of ($16,707) at June 30, 2003 represents a substantial improvement in the Company’s operations as compared to the loss of ($215,579) for the comparable three month period of the prior year.

For the six month period ended June 30, 2003, the Company generated combined revenues of $735,908 and a gross profit of 46% as compared to $568,037 in revenues and a gross profit of 55% in the comparable six month period of the prior year. The primary reason for the decrease in the six months cumulative gross profit was a slow-down in sales to a major customer that was experiencing temporary financial difficulties. The customer’s difficulties have since been resolved, and the Company has resumed regular shipments to the account. The Company incurred total operating expenses of $421,460 during the six month period ended June 30, 2003 as compared to $364,120 for the six month period ended June 30, 2002. The majority of the increase in operating expenses was incurred in connection with the legal, accounting and regulatory expenses relating to the Company’s acquisition of EPI and QPI.

As of June 30, 2003, the Company had $5,308 of cash and $116,948 in receivables from customers. Although the Company has limited working capital, management believes that the anticipated growth in its revenues and receivables, combined with cost controls on overhead expenses, will enable the Company to sustain its operations over at least the next 12 months. The Company, however, will require substantial additional financing to consummate its contemplated acquisition and growth plans. The Company is pursuing additional capital in the form of a private placement of up to $2 million of its stock or through a registration of its stock for sale through a public offering. Although the Company is in discussions with several investment bankers, there can be no assurance that the Company will be able to obtain financing, or that such financing, if available, will be on terms acceptable to the Company.

ITEM 3.	Controls and Procedures

McIvan Jarrett, the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there are no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

ITEM2.	Changes in Securities

As part of the December 30, 2003 share exchange agreement among the Company, EPI, QPI and McIvan Jarrett and Ronald LaPrade, the two shareholders of EPI and QPI, the Company issued an aggregate of 2,000,000 shares of preferred stock designated as Series A Convertible Preferred Stock to Messrs. Jarrett and LaPrade.

Under the terms of the Company’s Second Amended and Restated Articles of Incorporation, the holders of shares of Series A Convertible Preferred Stock are entitled to receive cumulative dividends, in preference to all holders of Company securities junior in rights, preferences and privileges to the Series A Convertible Preferred Stock, at the rate of 7% per annum. The Company’s common stock is junior in rights to the Series A Convertible Preferred Stock. The dividends on the Series A Convertible Preferred Stock are payable either in cash or in shares of the Company’s common stock at the discretion of the board of directors of the Company and are calculated, if to be paid in shares, on the sum of the shares of outstanding Series A Convertible Preferred Stock and all accumulated but unpaid dividends and, if to be paid in cash, on the fair market value of such shares and unpaid dividends. The holders of Series A Convertible Preferred Stock may elect to convert each share of their Series A Convertible Preferred Stock into 45 shares of the Company’s common stock at any time over the three-year conversion period, beginning on the date of issuance of the Series A Convertible Preferred Stock, provided that no more than 50% of the then outstanding Series A Convertible Preferred Stock is converted during any 12-month portion of the conversion period. At any meeting of the Company’s shareholders (and for written actions in lieu of meetings), a holder of Series A Convertible Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of the Company’s common stock into which the shares of Series A Convertible Preferred Stock held by the holder are then convertible multiplied by a factor of 9.

ITEM 4.	Submission of Matters to a Vote of Securities Holders

(a)	The Annual Meeting of the Company’s shareholders was held on April 30, 2003. Of the 11,059,488 outstanding shares of the Company’s common stock on the record date of April 8, 2003, a total of 8,946,056 shares of common stock were represented in person or by proxy.

(b)	The following directors were elected effective April 30, 2003:

	Votes Cast
	For	Withheld Authority
McIvan A. Jarrett	8,946,056	0
Jerrold Brooks	8,946,056	0
Nelson Futch	8,946,056	0
Cedric Cordell Adams, M.D.	8,946,056	0
James Jaffe	8,946,056	0
Ronald LaPrade	8,946,056	0

(c)	(i) The shareholders approved an amendment and restatement of the Company’s Amended and Restated Articles of Incorporation to increase the authorized shares of the Company’s common stock from 50,000,000 shares to 200,000,000 shares and to designate the preferences, limitations and relative rights of the Series A Convertible Preferred Stock. Holders of 8,945,056 shares voted for the matter and holders of 1,000 shares abstained from voting on the matter.

(ii) The shareholders approved the agreement for the exchange of securities dated as of December 30, 2002 among the Company, EPI, QPI, and the shareholders of each of EPI and QPI, consisting of McIvan A. Jarrett and Ronald LaPrade, pursuant to which the Company acquired all of the outstanding shares of each of EPI and QPI in exchange for 2,000,000 newly-issued shares of a new series of the Company’s preferred stock designated as Series A Convertible Preferred Stock and 5,399,996 newly-issued shares of the Company’s common stock. Holders of 8,945,056 shares voted for the matter and holders of 1,000 shares abstained from voting on the matter.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Exhibit Description

31	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and the Chief Financial Officer of the Company.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer of the Company.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 19, 2003 by the Company providing information in response to Items 1, 2 and 7 of Form 8-K

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCOURT HOLDINGS, INC.

Dated: August 18, 2003	/s/ McIvan A. Jarrett
McIvan A. Jarrett President