Form 10QSB
period 2003-09-30
NEWCOURT HOLDINGS INC
filed 2003-11-14
CIK 1107961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period                  to

Commission File Number 001-16309

NEWCOURT HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	65-0972643 (I.R.S. Employer Identification No.)

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

As of November 4, 2004, there were 16,459,484 shares of the registrant’s common stock, par value $.001 per share, outstanding and 2,000,000 shares of the registrant’s Series A Convertible Preferred Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

NEWCOURT HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

ASSETS
September 30, 2003
Current assets:
Cash	$23,531
Accounts receivable	131,900
Inventory	84,286

Total current assets	239,717

Equipment, net	1,225,819
Other assets	922

Total assets	$1,466,458

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$223,428
Current portion of stockholder loans	96,780
Current portion of related party loans	16,763
Current portion seller note	51,086
Current portion lease payments	4,069
Line of credit	7,063

Total current liabilities	399,189

Long term liabilities:
Non-current portion stockholder loans	202,667
Non-current portion related party loans	233,461
Non-current portion seller note	1,022,197
Non-current portion lease payments	12,010

Total long term liabilities	1,470,335

Shareholders’ deficit
Preferred stock, $.01 par value; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding	20,000
Common stock, $.001 par value; 200,000,000 shares authorized; 16,459,484 shares issued and outstanding	16,459
Additional paid-in capital	(459,796)
Accumulated deficit	20,271

Total shareholders’ deficit	(403,066)

Total liabilities and shareholders’ deficit	$1,466,458

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Monthes Ended September 30,		Nine Monthes Ended September 30,
	2003	2002	2003	2002
Sales	$527,337	$612,036	$1,263,245	$890,513

Cost of sales	197,697	241,208	594,001	399,602

Gross profit	329,640	370,828	669,244	490,911

Operating expenses:
Selling, general and administrative	190,214	259,686	476,142	462,556
Depreciation	69,284	126,370	204,816	189,182

Total operating expenses	259,498	386,056	680,958	651,738

Interest expense	(33,164)	(33,404)	(99,624)	(103,384)

Profit (loss) before income taxes	36,978	(48,632)	(111,338)	(264,211)
Benefit (provision) for income taxes	—	—	—	—

Net profit (loss)	$36,978	$(48,632)	$(111,338)	$(264,211)

Net profit (loss) per share—basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.05)

Weighted average number of shares—basic and diluted	16,459,484	5,399,996	11,517,149	5,399,996

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit
	Number	Amount	Number	Amount			Total
Balance December 31, 2002	2,000,000	20,000	5,399,996	5,400	(13,400)	(403,077)	(391,077)

Net assets assumed in Share exchange			11,059,488	11,059	88,290		99,349

Reorganization from a S Corporation to a C Corporation					(534,686)	534,686	—

Net loss September 30, 2003	—	—	—	—	—	(111,338)	(111,338)

	2,000,000	20,000	16,459,484	16,459	(459,796)	20,271	(403,066)

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Net cash provided by operating activities:
Net loss	$(111,338)	$(264,211)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	204,817	189,182
Common stock issued for services	—	2,000
Increase (decrease) in accounts receivable	33,430	(51,471)
Increase in inventory	(61,139)	—
Increase in other assets	(922)	—
Increase in accounts payable	54,795	105,270
Increase (decrease) in accrued expenses	(8,202)	2,689

Net cash provided by (used in) operating activities	111,441	(16,541)

Cash flows from investing activities:
Cash acquired in merger	2,634	—
Increase in equipment	(4,266)	(106,100)

Net cash used in investing activities	(1,632)	(106,100)

Cash flows for financing activities:
Increase in shareholder advances	—	124,562
Proceeds (repayments) from line of credit	1,524	10,184
Repayments (repayments) from line of credit	(4,122)	—
Repayment of notes payable—finance company	(233,077)	(3,020)
Repayments of seller notes payable	(45,468)	(101,703)
Proceeds from shareholder	16,000	—
Repayments of stockholder loans	(51,365)	—
Proceeds from related party note	230,230	—
Repayments of capital lease	(4,266)	—
Proceeds from capital lease	4,266	—

Net cash (used in) provided by financing activities	(86,278)	30,023

Net increase (decrease) in cash and equivalents	23,531	(92,618)
Cash at beginning of period	—	96,079

Cash at end of period	$23,531	$3,461

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$99,624	$69,980

Non cash investing activities:
Equipment purchased under capital lease	$16,079	$—

See accompanying notes to condensed consolidated financial statements.

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Newcourt Holdings, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation SB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation for the periods presented have been included. Certain information and footnotes disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2003 the Company has no cash equivalents.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts receivable, accounts payable and notes payable. The recorded value of the accounts receivable and accounts payable approximate their fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based as its interest rate approximates the market rate.

NOTE 4 – RELATED PARTY TRANSACTIONS

Certain board members received management fees to perform and conduct the business of the Company. Management fees paid during the three month period ended September 30, 2003 were $1,800. On September 30, 2003 a related party loan the Company $231,566. The note is amortized based on a 20-year amortization at 5% per annum with a balloon payment due on September 30, 2008. The proceeds were used to payoff the finance note payable.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Sales to one customer for the nine-month period ended September 30, 2003 represented approximately 36% total sales. Approximately 21% of total accounts receivable at September 30, 2003 are due from this customer.

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – MERGER AGREEMENTS

Engineered Plastics, Inc. and Quantum Pharmaceuticals, Inc.

On May 2, 2003, the Company completed the shareholder exchange with Engineered Plastics Industries, Inc. and Quantum Pharmaceuticals, Inc. (“EPI/QPI”). EPI/QPI exchanged all of their issued and outstanding shares of common stock for 2,000,000 newly issued shares of the Company’s Series A Convertible Preferred Stock and 5,399,994 shares of common stock. Each share of preferred stock is convertible into 45 shares of common stock at any time over the three-year conversion period, beginning on the date of issuance of the Series A Convertible Preferred Stock, provided that no more than 50% of the then outstanding Series A Convertible Preferred Stock is converted during any 12-month portion of the conversion period. At any meeting of the Company’s shareholders (and for written actions in lieu of meetings), a holder of Series A Convertible Preferred Stock will be entitled to cast the number of votes equal to the number of whole shares of the Company ‘s common stock into which the shares of Series A Convertible Preferred Stock held by the holder are then convertible multiplied by a factor of 9.

For accounting purposes, the share exchange was treated as a recapitalization of the Companies. The value of the net assets of the Companies after the share exchange was completed is the same as their historic book value.

The following unaudited pro forma interim financial information for the Company is presented as if the share exchange had taken place on January 1, for each of the respective years.

	September 30, 2003	September 30, 2002
Revenues	$1,263,245	$890,513
Expenses	(1,428,489)	(1,310,200)

Net loss	$(165,244)	$(419,687)

Net loss per share	$(0.01)	$(0.08)

NOTE 7 – STOCKHOLDERS’ EQUITY RECAPITALIZATION

Prior to the merger with Newcourt Holdings, Inc. EPI/QPI were S corporations. Upon the completion of the merger, the EPI/QPI became C Corporations. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of an S Corporation are treated as a constructive distribution to the owners followed by a contribution of the capital to the new C Corporation. On the effective date of the merger, May 2, 2003, the Company reclassified the accumulated deficit to date of $534,686 to additional paid in capital.

ITEM 2.	Management’s Discussion and Analysis and Plan of Operation

Results of Operations

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

EPI is engaged as a manufacturer of disposable plastic products used by pharmacies in the filling and dispensation of respiratory medication prescribed by physicians for patients with chronic obstructive pulmonary diseases, as well as other bronchial and allergy disorders. EPI also designs and fabricates the Filling and Heat-Sealing Systems integral to the hygienic sealing of the vials. Approximately 90% of EPI’s revenue is generated from the sales of medical vials. The remainder is from sales of Heat-Sealing Systems.

QPI is engaged in the wholesale distribution of medical vials, respiratory medications, generic drugs, medical devices, disposable medical supplies, and ancillary products to independent as well as mail order pharmacies, hospitals and clinics worldwide.

During the three month period ended September 30, 2003, the Company generated $527,337 in revenues with a gross profit of 63%, as compared to revenues of $612,036, with a gross profit of 61% in the comparable three month period of the prior year. The improvement in gross profit is attributable to higher vial and chemical prices that the Company is able to charge new customers for its products. The Company incurred lower operating expenses of $259,498 during the three month period ended September 30, 2003 as compared to $386,056 during the comparable prior three month period due to tighter expense and cost controls. The three month period net income of $36,978 at September 30, 2003 represents a substantial improvement in the Company’s operations as compared to the loss of ($48,632) for the comparable three month period of the prior year.

For the nine month period ended September 30, 2003, the Company generated combined revenues of $1,263,245 and a gross profit of 53% as compared to $890,513 in revenues and a gross profit of 55% in the comparable nine month period of the prior year. The primary reason for the increase in the nine months cumulative gross profit was a slow-down in sales to a major customer that was experiencing temporary financial difficulties. The customer’s difficulties have since been resolved, and the Company has resumed regular shipments to the account. The Company incurred total operating expenses of $680,958 during the nine month period ended September 30, 2003 as compared to $651,738 for the nine month period ended September 30, 2002. The majority of the increase in operating expenses was incurred in connection with the legal, accounting and regulatory expenses relating to the Company’s acquisition of EPI and QPI.

Liquidity and Capital Resources

As of September 30, 2003, the Company had $23,531 of cash and $131,900 in receivables from customers. Although the Company has limited working capital, management believes that the anticipated growth in its revenues and receivables, combined with cost controls on overhead expenses, will enable the Company to sustain its operations over at least the next 12 months. The Company, however, will require substantial additional financing to consummate its growth plans. The Company is pursuing additional capital in the form of a private placement of up to $2 million of its stock or through a registration of its stock for sale through a public offering. Although the Company is in discussions with several investment bankers, there can be no assurance that the Company will be able to obtain financing, or that such financing, if available, will be on terms acceptable to the Company.

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

PART II.

ITEM 2.	Changes in Securities

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

ITEM 4.	Submission of Matters to a Vote of Securities Holders

(a)	The Annual Meeting of the Company’s shareholders was held on April 30, 2003. Of the 11,059,488 outstanding shares of the Company’s common stock on the record date of April 8, 2003, a total of 8,946,056 shares of common stock were represented in person or by proxy.

(b)	The following directors were elected effective April 30, 2003:

	Votes Cast
	For	Withheld Authority
McIvan A. Jarrett	8,946,056	0
Jerrold Brooks	8,946,056	0
Nelson Futch	8,946,056	0
Cedric Cordell Adams, M.D.	8,946,056	0
James Jaffe	8,946,056	0
Ronald LaPrade	8,946,056	0

(c)(i)	The shareholders approved an amendment and restatement of the Company’s Amended and Restated Articles of Incorporation to increase the authorized shares of the Company’s common stock from 50,000,000 shares to 200,000,000 shares and to designate the preferences, limitations and relative rights of the Series A Convertible Preferred Stock. Holders of 8,945,056 shares voted for the matter and holders of 1,000 shares abstained from voting on the matter.

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

NEWCOURT HOLDINGS, INC.

Dated:	November 14, 2003	/s/ McIvan A. Jarrett

McIvan A. Jarrett President

Exhibit Index

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and the Chief Financial Officer of the Company.

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer of the Company.