Form 10KSB
period 2003-12-31
NEWCOURT HOLDINGS INC
filed 2004-05-12
CIK 1107961

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

NEWCOURT HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Florida	001-16309	65-0972643
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

12400 S.W. 134th Court, Suite 11

Miami, FL 33186

(305) 825-4979

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $1,619,075 for the year ended December 31, 2003.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004 computed by reference to the average bid and asked prices of such stock: $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 16,776,150 shares of Common Stock, $.001 par value (as of March 31, 2004).

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: None.

NEWCOURT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2003

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•	our ability to raise capital,

•	our ability to obtain and retain customers,

•	our ability to provide our products and services at competitive rates,

•	our ability to execute our business strategy in a very competitive environment,

•	our degree of financial leverage,

•	risks associated with our acquiring and integrating companies into our own,

•	risks relating to rapidly developing technology and providing services over the Internet;

•	risks related to international economies,

•	risks related to market acceptance and demand for our services and products,

•	the impact of competitive services,

•	risks associated with economic conditions and continued weakness in the U. S. securities market,

•	other risks referenced from time to time in our SEC filings,

•	changes in healthcare regulations and laws.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I

ITEM 1.	BUSINESS

Certain terms used in this Annual Report, such as “we,” “us,” “our,” the “company and “Newcourt” and words of similar import, refer to Newcourt Holdings, Inc., formerly known as Technology Ventures Group, Inc., a Florida corporation. Our administrative and operations offices are located at 1655 West 31st Place, Hialeah, Florida 33012, and our telephone number there is (305) 825-4979.

Background and History

Newcourt Holdings, Inc is the successor company to Technology Ventures Group, Inc. Technology Ventures Group, Inc was originally incorporated in Florida on December 17, 1999. The Company filed a Form 10-SB registration with the SEC which became effective on May 17, 2000.

Equity Management Partners bought Technology Ventures Group in March 2001 pursuant to an exchange agreement dated March 2, 2001 among Equity Management Partners, LLP, Technology Ventures Group, and Goldco Properties Limited Partnership. Equity Management acquired 9,000,000 and 200,000 shares of common stock from the company and Goldco, respectively, in exchange for all of the issued and outstanding shares of the common stock of Newcourt Capital Holdings, Inc., a wholly-owned subsidiary of Equity Management. Prior to this transaction, control of the company was held by Goldco, which owned 92% of the company’s then outstanding common stock. As a result of the transaction, Equity Management became the beneficial owner of 9,200,000 shares of our common stock, which represented at closing 92% of the issued and outstanding shares of our common stock.

On July 30, 2001, Newcourt filed Articles of Amendment for a change in the corporate name from Technology Ventures Group, Inc to Newcourt Holdings, Inc. Shareholders also approved an increase in the company’s authorized common stock from 10 million shares to 50 million shares, par value of $.001, and the authorization of a new class of 5 million preferred shares, par value of $.01.

On August 8, 2001, we entered into a non-binding letter of intent with Advanced Plastics Unlimited (“Advance Plastics”) to acquire for $2.5 million in cash and notes the assets and business of this plastics manufacturing company. We provided Advanced Plastics with a $100,000 escrow deposit. Because we were unable to secure the financing necessary to complete the transaction, we forfeited the deposit. However, management was able to secure a verbal agreement with Advanced Plastics to provide us with a credit of $100,000 if we were to complete the acquisition of Advanced Plastics before Advanced Plastics enters into an agreement with another party.

On September 3, 2003, Newcourt evaluated the possibility of acquiring/and or merging two companies operating in the respiratory, pharmaceutical distribution and medical packaging industries, namely Quantum Pharmaceuticals, Inc and Engineered Plastics Industries, Inc.

•	Engineered Plastics Industries, Inc. (EPI) manufactures pharmaceutical grade disposable plastic vials, which are used by pharmacies to fill, seal and dispense prescription medication for the treatment of various chronic obstructive pulmonary diseases (COPD) such as Emphysema and Asthma. EPI also designs and fabricates the Filling and Heat-Sealing Systems and equipment that our pharmacy/ clients use to seal the vials.

•	Quantum Pharmaceuticals, Inc (QPI) is a sister company to EPI established as a licensed wholesale distributor of Aseptic Aqueous based compounding filling and heat-sealing systems, bulk compounding chemicals, and respiratory medications. QPI also distributes pharmacy supplies, brand name prescription and generic drugs, medical devices, disposable medical supplies and ancillary products to various independent and mail order pharmacies, hospitals and clinics.

McIvan Jarrett, a principal shareholder and President of our company, was a 50% shareholder in both EPI and QPI. Although QPI and EPI are both legally separate companies, they are operationally integrated for production and marketing purposes, with QPI serving as the marketing and distribution arm and EPI functioning as the production, research and development side of the business.

On December 23, 2002, after a review of the proposal, the transaction documents, and discussions of the terms and conditions of the share exchange, our board of directors determined that the Exchange Agreement and the other transaction documents and the proposed share exchange contemplated by the Exchange Agreement were advisable, fair to, and in the best interests of Newcourt and its shareholders.

On December 30, 2002, pursuant to board approval (with the abstention of McIvan Jarrett), the company entered into an Agreement for the Exchange of Securities (“the Exchange Agreement”) among the company, QPI, EPI and the shareholders of each of QPI and EPI through which transaction the company acquired 100% of the outstanding securities of each of QPI and EPI in exchange for 2 million newly issued shares of a new series of our preferred stock, par value $.01, designated “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”), and 5,399,996 shares of Common Stock.

On April 30, 2003, the Exchange Agreement was approved by Newcourt shareholders. The company presently has 66 shareholders and a total of 2 million preferred stock and 16,776,150 shares of common stock issued and outstanding.

Our Operations

Newcourt operates out of a rented 9,000 square foot facility in an industrial area in Hialeah, Florida. The Company has 22 employees in manufacturing, engineering, sales and administrative capacities. The office address is 1655 W 31st Place, Hialeah, Florida 33012; and the telephone number is 305-825-8494.

We have two wholly owned subsidiaries, Quantum Pharmaceuticals, Inc and Engineered Plastics Industries, Inc., two companies with synergistic activities- operating within the respiratory healthcare, wholesale distribution of prescription, generic and OTC medication, and the disposable plastic medical/ surgical products and packaging industries.

We operate as a vertically integrated enterprise. We design and fabricate our own proprietary Compounding Filling and Heat-Sealing Systems, extrude our proprietary medical vials on premises, and distribute our own name brand of compounding chemicals, as well as other brand name prescriptions and generic medication and medical supplies, to independent pharmacies and clinics.

Engineered Plastics Industries, Inc

EPI designs and manufactures disposable blow molded plastic vials for the medical industry. Extrusion blow molding is a process used to manufacture hollow plastic products and containers. We own two Jomar blow-molding machines engaged in the daily production of vials using the extruded blow molding technique. We presently run two production shifts five days a week. The vials are produced through an extruded blow molding process using low density polyethylene (LDPE), a special type of resin in order to take advantage of its excellent protective barrier characteristics and flexibility.

We have a staffed quality assurance function dedicated to ensuring consistency in our manufacturing processes and in the ultimate quality of our final product. In addition to the extrusion of our medical vials, we also design, fabricate and build our own proprietary Aseptic Compounding Filling and Heat-Sealing Systems used by pharmacies to dispense aqueous based medication for their respiratory patients. We have a staff of engineers and technicians that design and manufacture three different models of Filling and Heat-Sealing Systems. The models range from a manual machine, the EPI 1000M used by start-up pharmacies, to the state of the art EPI 2500A filling and sealing machines that can fill and seal 2,700 vials an hour with one operator. The EPI 2500A also increases safety by requiring both hands to operate the sealing equipment, effectively eliminating the constant operational hazard risk associated with one-handed sealing. The Filling and Sealing machines are important in that dispensed medication at the pharmacy level is fresher, devoid of excessive preservatives, and the changes to just-in-time filling and sealing lengthens the shelf life of the medication for the benefit of the end user.

Quantum Pharmaceuticals, Inc.

QPI is engaged in the wholesale distribution and installation of our EPI manufactured Aseptic Compounding Filling and Heat-Sealing Systems in pharmacies and healthcare entities, as well as the sale of bulk compounding chemical, respiratory and generic medication and other disposable ancillary products to pharmacies, hospitals and clinics within the United States and Puerto Rico. We have a staff of three sales representatives who prospect for compounding pharmacies and place our proprietary Aseptic Compounding Filling and Heat-Sealing systems in independent pharmacies. These pharmacies enter into renewable agreements to purchase our vials as well as bulk chemicals from us to use in their compounding operations.

QPI maintains an inventory of bulk compounding chemicals, medication and other medical supplies for just in time delivery to its clients. The warehouse is maintained in strict compliance with all state and Federal guidelines.

The Market/ And Marketing Operations

The Company operates within the following market arenas:

•	Respiratory and allergy disease treatment

•	Medical packaging

•	Wholesale distribution of prescription medication and disposable medical supplies.

Respiratory Healthcare

The respiratory disease treatment market is comprised of products, chemicals and devices developed for and targeted at the treatment of respiratory diseases and bronchial disorders, the affliction for which there is no anticipated “cure.”

The main function of the lungs is rapid gas exchange. This is accomplished through a certain “exquisite” coordination between the central nervous system, the diaphragm, the chest wall musculature and the circulatory system. Only about 10% of the lung is comprised of solid tissue. The remainder is filled with air and blood. The entire blood volume of the body passes through the lungs each minute where a gas exchange takes place in the alveolus, the thinnest membrane areas in the entire human body which, when laid out, would cover over 80 square meters, about the size of a tennis court. Respiratory problems, disorders and diseases manifest their symptoms in the inability of the person or patient to maintain regular effortless rhythmic breathing patterns. An inability to breathe can be caused by a constriction of the bronchi or by excessive production of mucous, which then leads to build up and, in some cases, infections. There are several common lung diseases that can be caused by viruses such as the common cold and pneumonia. Respiratory diseases such as chronic obstructive pulmonary disease (COPD) and asthma, essentially refer to two closely related diseases, chronic bronchitis and emphysema. Various other respiratory disorders such as Pulmonary Fibrosis and Dyspnea manifest themselves in shortness of breath. Other bronchial disorders include, Interstitial Cystitis, which includes a variety of disorders which manifest in lung inflammation; Sacoidosis a multi-system auto-immune disease which affects the lungs and creates fibroids; and pulmonary embolism, an obstruction of a blood vessel in the lungs, which results in painful breathing, chest pains and wheezing.

An estimated 30 million people have some form of Chronic Obstructive Pulmonary Disease, (COPD). It is the largest cause of death, as over 100,000 people die annually from COPD related diseases. The disease accounts for an estimated 18 million doctor visits and about 2.5 million hospital days. In addition to chain pharmacies such as Walgreens, Eckerds, etc, over 30,000 independent compounding pharmacies in the United States alone serve an estimated 15 million people needing an average of two treatments per day. The market estimates of medical and medication treatment-related costs for the treatment of respiratory diseases is estimated at $30 billion in 2003. The worldwide estimates of medical treatment costs are in excess of $90 billion. The increased incidence of various consumer allergies, respiratory disorders in children and teens, as well as the growing attention to preventing the problems of Infant Respiratory Distress Syndrome (IRDS), as well as the recent outbreak of SARS, underscore the growing impact of respiratory disorders and associated treatment protocols.

The majority of these breathing disorder and bronchial diseases are medically treated by prescription drugs such as Ventolin, Singulair, Proventil, Ipratropium Bromide, Albuterol, and various other specifically compounded formulations dispensed through nasal sprays, metered dose inhalers (MDI), humidifiers, ventilators, and Nebulizers.

Disposable Medical Packaging

The medical packaging industry includes companies engaged in producing disposable plastic, blister packs and bottles for the packaging of medical and pharmaceutical products for the institutional and OTC/consumer markets. Worldwide demand for pharmaceutical packaging products is currently about $14 billion and expected to reach $22 billion by 2007. Disposable plastic bottles, vials, strip packs and drug pouches represent the largest component or about 30% of the industry. Growth is expected to reflect sustained demand from applications that include oral, topical and inhaled medications. The Blister Packaging component represents about 18% of industry demand. The increasing adaptability of blister pack for unit dose, clinical trials, institutional, compliance and the OTC markets auger well for continuing robust growth for this segment.

Wholesaling Of Prescription and Generic Medication

The wholesale distribution of brand name prescription and generic medication, vaccines, injectables and other medical necessities and supplies is estimated in the multi billions of dollars. The major companies competing in this category are Cardinal Health, Amerisource Bergen, McKesson and several others. In addition to the majors, there are several other large regional distributors who compete in supplying medical supplies and medication to pharmacies, hospital, clinics, doctors’ offices and other healthcare entities.

Marketing Operations

Newcourt’s growth plans are anchored in our unique selling advantage reflected in our “One Stop Shop” proposition. There are an estimated 30,000 independent compounding pharmacies (including home care and mail order companies) who fulfill scripts for respiratory medication from physicians on behalf of their patients. These pharmacies may also compound ointments, creams, eye drops, and other topical medications in their operations. Compounding pharmacies use compounding Filling and Heat- Sealing machines and vials and raw chemicals, such as Newcourt produces, to fill their patients scripts for respiratory medication. In addition to the manufacturing and installation of its Systems in pharmacies and the sales of medical vials and compounding chemicals, the company also distributes other disposable medical products such as pre-packed or commercially available “unit dose” medications, nebulizers and neb-kits, to facilitate the delivery of respiratory medications. Our sales representatives take advantage of our presence in pharmacies to offer various pharmacy supplies, miscellaneous disposable medical products as well as brand name prescription and generic medication to our client network of pharmacy, hospitals, doctors offices, clinics and other health care customers.

Our Respiratory and wholesale marketing activities emphasize the following:

•	Capitalize on our in-house ability to produce our proprietary vials.

•	In-house manufacturing of our proprietary and unique Filling and Sealing Machines,

•	Offer compounding chemicals, diluents, OTC and generic drugs, and other complementary disposable medical and pharmacy supplies as a package,

•	Provide a competitive low cost “one stop shop” business model with exceptional customer service and quick-order turnaround to pharmacies, hospitals and clinics.

Newcourt has a license to operate as a full service prescription drug wholesaler. We sell or lease our proprietary Filling and Heat-Sealing machines, and sell our vials chemicals, wholesale OTC and generic drugs, respiratory accessory products, as well as a line of soft products such a nebulizers, sleep apnea products, and associated pharmacy supplies to independent and chain pharmacies throughout the entire United States, Canada, the Caribbean and Latin America. We offer various purchasing options to prospective compounding pharmacies, clinic, hospitals, home health services and large pharmacy franchises throughout, the United States, South and Central America, Mexico and the Caribbean. Under some programs, for a small monthly user lease fee, pharmacies that compound medication are offered the opportunity to receive free installation of any of our Filling and Sealing system in their pharmacies. These pharmacies are obligated by contract to purchase medical vials from us at prices that are largely dependent on their volume purchase commitments. They can also purchase their chemical supplies and packaging supplies from us at very competitive prices. Alternatively, some of our pharmacy clients elect to participate in the Quantum “Universal Program” wherein the pharmacy will receive free installation of any one of our Filling and Heat-Sealing Systems, as well as an unlimited quantity of vials, in conjunction with a sufficient quantity of chemicals with which to compound the physician-prescribed medication and fill the number of vials being purchased for a fixed price per vial.

In addition to this direct compounding sales program, our sales reps use our client network and our presence in pharmacies, hospitals and clinic to cross sell our wholesale capabilities, and to provide our clients with prescription and generic medication, vaccines, injectables, and other general medical supplies at affordable prices.

Our medical packaging, marketing and sales activities involve developing and introducing new products within the disposable medical devices and medical packaging market. In addition to our medical vials, we are developing through our Engineered Plastics Industries subsidiary certain urology, disposable laboratory and medical specimen collection, as well as other custom durable diabetic products for national distribution and sales.

Competition

Newcourt operates within a very competitive environment. There are several distributors of pharmacy chemicals and Heat-Sealing equipment operating in the United States. The major competitors are Respiratory Distributors, Inc., LETCO Company, DrugMax/Avery and Global Solutions. These companies compete against each other in distributing Heat Sealing Systems, vials and supplying chemical compounds that they buy from third party manufacturers. The requirements of FDA regulations, the high capital cost of the machinery needed to produce vials, the specific technical expertise as well as the huge capital required to manufacture Filling and Heat-Sealing Systems are sufficiently high enough barriers which prohibit easy entry into the industry.

Our most direct competition comes from RDI, LETCO Companies and Global Solutions, all of whom buy their vials and sealing machines from third party manufactures. Our direct competitors have been in the market longer, have greater financial resources than we do and, while they are not manufacturers or low cost producers, create great instability in the market through their aggressive pricing tactics.

Other large pharmaceutical companies such as DEY Labs, Ivax, Alegiance Healthcare, Aslung, Nephron, Warrick, compete in the same market arena, but they produce their own proprietary commercially available unit dose medication in their FDA approved GMP facilities for sales through large drug wholesalers. DEY labs, a producer of commercial unit dose pre-packs sold mainly to prescription drug wholesalers and chain pharmacies, is increasingly competitive as unit dose prices for commercially manufactured pre-packs have declined in recent years and because of the proprietary control they exert through their patent on the duo-neb product.

Our success in the immediate future will be a function of the quality and reliability of our Filling and Heat-Sealing systems, the clinical and aesthetic characteristics of our vials, reliability of our vial seals in the field, competitive vial prices, the cost of chemicals offered to compounding pharmacies, the development and introduction of new and innovative medical packaging and proprietary pharmaceutically manufactured products, as well as the overall effectiveness of our marketing efforts, technical field service support, and customer service focus.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 12400 SW 134th Court, Suite #11, Miami, Florida 33186. This is also the corporate headquarters of Equity Management Partners, LLC, an affiliate of the Company. Our President, McIvan Jarrett is a Managing Partner of EMP. We do not currently pay any rental to Equity Management Partners for the use of the premises.

Newcourt also occupies approximately 9,000 square feet of leased offices and manufacturing facilities at 1655 W 31st Place, Hialeah, Florida 33012. Our production, engineering, and manufacturing operations occupy about 80% of the premises, and the other 20% is occupied by our prescription wholesale operation, sales and marketing, and administrative offices. The facilities are in good condition. The lease terminates on October 6, 2005 at a monthly rental of $3,167.00 with a three-year renewal option at the same rent.

Our manufacturing equipment comprise of blow molding extrusion machinery, molds, gravitational blenders, grinders, chillers, and compressors. They are all in excellent condition. They are financed through a 15-year note at an interest rate of 7 percent. We have also fabricated/ built and installed 40 “Systems” at a cost of approximately $300,000. These costs were funded out of our operating cash flow and we own these systems outright.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of our 2003 fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

We are authorized to issue 200,000,000 shares of our common stock and 5,000,000 shares of preferred stock of which 16,776,150 common shares and 2,000,000 preferred shares are issued and outstanding. There were 66 shareholders of record for our common stock as March 31, 2004.

We do not presently have a market for our common stock. We presently serve as our own transfer agent.

We have not paid any dividends since inception, and we do not anticipate paying any dividends in the near future.

Recent Sales of Securities

Equity Management Partners bought Technology Ventures Group in March 2001 pursuant to an exchange agreement dated March 2, 2001 among Equity Management Partners, LLP, Technology Ventures Group, and Goldco Properties Limited Partnership. Equity Management acquired 9,000,000 and 200,000 shares of common stock from the company and Goldco, respectively, in exchange for the all of the issued and outstanding shares of the common stock of Newcourt Capital Holdings, Inc., a wholly-owned subsidiary of Equity Management. Prior to this transaction, control of the company was held by Goldco, which owned 92% of the company’s then outstanding common stock. As a result of the transaction, Equity Management became the beneficial owner of 9,200,000 shares of our common stock, which represented at closing 92% of the issued and outstanding shares of our common stock. The balance of 800,000 shares were retained by Goldco.

On February 14, 2001, we executed two promissory notes in the amount of $290,250 and $100,000 respectively, for an aggregate principal amount of $390,250, each in favor of Equity Management Partners at an interest rate of 7% and with a maturity of February 15, 2004. We used the proceeds of the notes to provide working capital generally and specifically to cover the expenses of the business combination with Equity Management partners, LLC. As of December 23, 2002, we had made no payments on the notes and the aggregate outstanding principal and interest due on the notes was $459,490. At a special meeting of our board of directors convened on December 23, 2002, and with the concurrence of Equity management partners, the directors approved the conversion of the full amount of the principal and interest on the notes outstanding into shares of our common stock at $1.00 per share. Accordingly, the notes were converted into 459,490 shares of our common stock as of December 23, 2002. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 30, 2002, we sold 400,000 shares of our common stock to James Jaffe one of our directors at a price of $0.15 cents per share for an aggregate investment of $60,000. At the same time we sold 199,998 shares of our common stock to three shareholders related to Mr. Jaffe for an aggregate investment of $30,000. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 30, 2002 pursuant to board approval (with the abstention of McIvan Jarrett), the Company entered into an agreement for the exchange of securities (The “Exchange Agreement”) among the Company, Quantum Pharmaceuticals, Inc., Engineered Plastics Industries, Inc., and the shareholders of QPI and EPI through which transaction the company acquired 100% of the outstanding securities of each of QPI and EPI in exchange for 2,000,000 newly issued shares of a new series of our preferred stock, par value $0.01 and 5,399,996 share of our common stock. Mr. Jarrett, a principal and President of our company was a 50% shareholder in both QPI and EPI. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

Between January and February 2004, the company sold 316,665 shares to five investors at a price of $0.15 cents each for a total of $47,500. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein. Our financial statements are prepared in conformity with U.S. GAAP.

Overview

The Company is considered an early stage company with limited assets and capital. The Company entered into an agreement on December 30, 2002 to acquire all of the outstanding common stock of Engineered Plastics Industries, Inc. (“EPI”) and Quantum Pharmaceuticals (“QPI”). On April 30, 2003, the shareholders of the Company approved the December 20, 2002 agreement. Under the terms of the agreement the two shareholders of EPI and QPI exchanged all of their issued and outstanding shares of common stock of those companies for an aggregate of 2,000,000 newly-issued shares of the Company’s convertible preferred stock and 5,399,996 shares of the Company’s common stock. Each share of preferred stock is convertible into 45 shares of the Company’s common stock. Our president, who owned 50% of the outstanding common stock of each of EPI and QPI, received half of the newly issued shares of the Company’s convertible preferred stock and common stock.

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

Results of Operations

During the year ended December 31, 2003, the Company generated $1,619,075 in revenues with a gross profit of 57%, as compared to revenues of $1,274,547, with a gross profit of 63% for the year ended December 31, 2003. The primary reason for the decrease in gross profit was a slow-down in sales to a major customer that was experiencing temporary financial difficulties at a time when the Company had already committed to certain operational expenses to meet the needs of the customer. The customer’s difficulties have since been resolved, and the Company has resumed regular shipments to the account. The Company has also substantially reduced its dependence on sales to this particular customer. Sales to this customer now represents only about 30% of total sales and 17% of total receivables as of December 31, 2003 as compared to a high of 85% of total sales and 75% of total receivables in fiscal year 2002. Management continues to seek to diversify its sales and marketing efforts and to expand its customer base as well as pursue alternative avenues of revenue growth.

The Company incurred lower operating expenses of $992,482 during the year ended December 31, 2003 as compared to $1,000,364 during the year ended December 31, 2002. The decrease in operating expenses is attributable to management’s tighter control over expenses. Management has instituted a more rigorous purchase order approval process and a review mechanism for payment of invoices that resulted in cost savings in travel and maintenance, as well as utilities and telephone expenses.

The Company incurred decreased interest expense of $128,633 at fiscal year ended December 31, 2003 as compared to $139,680 for the year ended December 31, 2002.

Liquidity And Capital Resources

As of December 31, 2003, the Company had $2,546 in cash and $122,501 in receivables from customers. The Company has a working capital deficit of $190,066 as of December 31, 2003 as compared to working capital deficit of $69,774 at the end of the prior year. The main reason for the increased negative working capital is due to (1) over $70,000 in expenses incurred in financing the legal, accounting and regulatory expenses in connection with the acquisition and share exchange transaction in which the Company acquired QPI and EPI, and (2) other expenses of approximately $32,000 related to mold changes and purchase of parts in connection with vial and machine fabrication requirements. Although the Company has limited working capital, management believes that the anticipated growth in its revenues and receivables, combined with cost controls on overhead expenses, will enable the Company to sustain its operations over at least the next 12 months. The Company has moved to diversify its operations as well as expand its marketing initiatives, and is also considering additional acquisition opportunities to increase its revenue base. The Company, however, will require substantial additional financing to consummate its growth plans. The Company is currently seeking a $300,000 line of credit secured by its receivable and inventory for working capital purposes from a financing institution. However, there can be no assurances that it will be able to obtain the line of credit or, if obtained, that it will be on terms acceptable to the Company. The Company is also pursuing additional capital in the form of a private placement of up to $2,000,000 of its stock or through a registration of its stock for sale through a public offering. Although the Company is in discussions with several investment bankers, there can be no assurances that the Company will be able to obtain financing, or that such financing, if available, will be on terms acceptable to the Company.

The report of the independent auditors on the Company’s financial statements as of December 31, 2003, contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company has an accumulated deficit of $73,277 and incurred a loss of ($204,886) for the year ended December 31, 2003. The Company expects that through increased sales and further expense reductions it should become profitable. If not the Company may have to seek the issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

Risk Factors That Could Affect Future Results

A number of economic as well as specific market variables, and governmental regulations, affect our business. Because of these and other factors, some of which are outlined below, past financial performance may not be a reliable indicator of future performance.

Variability in Revenue and Profitability

Our revenue and profitability vary among our various products, services and geographic markets. Our overall gross profit is dependent on the ultimate product mix. The gross profits on our proprietary manufactured products tend to be higher and more stable than the gross profits on our wholesale activities. Moreover, we are subjected to the fluctuation in oil and natural gas costs as reflected in higher resin raw material costs, as well as changes in domestic U.S. metal costs, amongst other variables. Overall gross profits in any particular period are dependent on the product sales, and customer mix in that particular period. Competitive pressures, seasonal factors, raw material cost increases, and numerous other factors may impact our costs, gross profits and affect our ultimate period results.

We depend on third party suppliers and our revenue and gross margins could suffer if we fail to manage supplier issues properly.

Our manufacturing operations depend on our ability to anticipate our needs, and manage our supply chain and inventory as tightly as feasible. Given our limited cash position, and correspondingly great need to purchase numerous component for fabrication of our proprietary products and raw materials for plastic extrusion, we are obliged to aggressively manage our re-order lead times, and production schedules. An inability to get the needed raw material and critical fabrication components at the right time could seriously affect our production capabilities and corresponding sales and period profits.

Economic weakness or a change in the financial condition of our customers could adversely affect our operations.

Our revenue and gross profit margins depend on economic conditions and specific circumstances in the various market segments in which we compete. Soft demand could negatively impact our results. Increased competitive pressure arising from our competitors as they compete to hold on to market share in a soft economy could put a damper on prices and overall profitability. We distribute our various products to different segments of the overall healthcare market. Each segments poses distinct risk of distribution and receivable collectability. Failure to maintain the right mix and balance or to maintain close monitoring of the financial condition of our clients could affect our ability to collect on our receivable and negatively impact our cash flow.

Terrorist acts and act of war may seriously affect our operations and financial condition.

Acts of terrorism and other acts of war may cause a disruption to our operations, facilities, suppliers, employees, partners and clients. The potential for terrorist attacks and other natural calamities such as hurricanes, tornadoes, and other natural disasters pose a constant threat to our operations. We are uninsured for terrorist attacks and predominantly uninsured against other acts of God or nature. Any future such occurrence will interrupt our operations and hamper our financial condition.

If we cannot continue to innovate and develop new cutting edge products our profit margins and financial condition may suffer.

The process of developing new products and services and enhancing existing products is complex, lengthy, uncertain and costly. Failure to accurately anticipate customers changing needs and technological trends can harm our ability to compete. We spend and must invest in improvements and intellectual property to develop robust, reliable and “state of the art” compounding systems, as well as high quality medical packaging products. In the course of conducting our business, we must adequately address “quality assurance” issues associated with our products, including defects in engineering, design and manufacturing processes, as well as defects in third party products incorporated in our final product. We continue to invest considerable resources to control quality issues. However, we have limited capital to staff appropriately to cover the entire spectrum of possible problems. If we are not able to adequately identify possible problem areas and rectify the issues, they may result in product performance problems in the filed. These could lead to expensive replacement, repairs or warranty costs. Our ability to produce and sell our disposable medical vials is closely related to the number of “Systems” we have in the market. A Failure in the performance of our “Systems” in the market can impair our relationships with new or existing customers and adversely affect our reputation, and ability to sell vials, and that could have a material adverse effect on our revenue and operating results.

Any failure by us to identify, consummate and manage acquisitions and other significant transactions successfully could harm our financial results.

As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to possible acquisitions, strategic alliances, and joint ventures, to further our business objectives. In order to pursue our acquisition strategy effectively, we must identify suitable candidates, negotiate, finance and complete the transactions. The company may encounter significant competition in locating and purchasing the right companies. Many of our competitors in this arena have substantially greater financial resources, better access to financing sources, and more personnel than we do. There can be no assurance that we will be able to compete as successfully as we plan to. Moreover, post–closing issues, such as the integration of acquired employees and the alignment of corporate resources pose great “execution” risk. If we fail to execute our acquisition strategy we will incur substantial costs and losses that would affect our operating results. We would also be forced to develop products internally which would put us at a competitive disadvantage because we have limited time, personnel and capital. Managing acquisitions also requires varying degrees of management resources, which may divert or “dilute” attention from other business operations.

We have limited capital, which can affect our ability to grow and impair our financial results.

We have limited capital. We have existed largely through dependence on loans from our shareholders. We have a tremendous need for capital to fund our equipment development and fabrication efforts. Insufficient capital has limited, and continues to impair, our ability to secure financing to fund our operations. We are dependent on growth in sales and stable gross profit margins to generate sufficient cash to continue our business operations. Any change in our circumstances, increased competitive pressures, or unanticipated significant increase in our costs, would significantly impair our ability to succeed. Our growth strategy is dependent on our ability to develop new innovative disposable medical products and devices as well as on purchasing other companies that have a synergistic fit with our growth strategy. We will need to raise additional capital to strengthen our capital base through a private placement of our stock. There is no assurance that we will be successful in obtaining such equity financing and /or corresponding debt financing on satisfactory terms, if at all. Furthermore, the issuance of additional stock to raise capital will have the effect of diluting the interest of existing shareholders.

There is no current public trading in our stock.

We presently have about 66 shareholders. We are, and have always been, a fully reporting company and are current in all our reports to the Securities and Exchange Commission. We have applied to the National Association of Securities Dealers through the filing of a Form 15c 211 for approval of a listing of our stock on the OTCBB, so we can initiate a market for our stock. Final approval of our application is contingent on our successful filing of a Form SB-2 Registration of our stock with the SEC. This registration is costly and we are assembling the needed capital to fund this expense. There can be no assurance that we will get the capital to pay for the Form SB-2 Registration, or even if we did, that the Form SB-2 application will be approved by the SEC, if at all, and that the NASD would find such approval, if received form the SEC, a sufficient basis to grant us approval of our pending application. We presently have 2 million preferred shares and 16,459,484 common shares issued and outstanding all of which are deemed to be “restricted securities” as that term is defined under rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering. Should our “Listing” application be approved, we would require the services of an NASD registered market maker to initiate and create a market for our stock. There is no assurance that the company will be able to secure the support of a market maker or that such market maker will be able to create a sustainable market and or value for the company’s stock. An inability to create a market and /or sustainable value for our stock would significantly impair our ability to attract an interest in, or sustain a value for our stock. This would in turn substantially harm our ability to raise growth capital and reduce our opportunities to utilize stock as currency in consummating future acquisitions.

We are subject to and governed by a myriad of governmental regulations and laws.

The company is subject to the Federal Food and Drug Administration regulation of its manufacturing technology, product efficacy, safety, and labeling guidelines. The company is also subject to various provisions of the Medicare Modernization Act of 1997 as well as the recent Medicare Reform Act of 2003. The Medicare Reform Act of 2003 allows for changes (reduction) in the reimbursement of respiratory medication, among other things, and could directly impact the company’s business. Such changes, which are scheduled to be implemented in 2005 and 2006 may likely reduce pharmacy revenues and profitability and decrease the willingness of pharmacy owners to continue to engage in providing respiratory medication to that segment of their patient base. This may reduce patient access as well as the universe of possible pharmacy clients. Additionally, certain changes to the United States Pharmacopia (USP) Section 797 effective January 1, 2004, sets new guideline for compounding pharmacies, requiring that they have a “Class 100 Clean Room”, implement quality assurance training and program, train caregiver on product storage, and provide greater documentation of their operations. These changes are subject to implementation by the FDA, and could lead to additional compliance costs to pharmacies nationwide, an exiting of some from the business, and a reduction in likely customer prospects for our company. The company is also required to be in compliance with several provisions of the Fair Packaging and Labeling Act, as well as the Federal Trade Commission regulation and other Federal, State, and Local laws as they pertain to the advertising, packaging and labeling of its products. The company is also subject to OSHA regulations. In addition to Federal regulations, the company is governed by regulations of the State board of Pharmacy, and the Florida department of Health. While the company is presently in compliance with all applicable laws, it must incur substantial expense to maintain such compliance with a myriad of regulations as well as incur the substantial expense of insurance requirements. The cost of compliance and of maintaining an adequate level of insurance is increasingly onerous. There is no assurance that such costs will be manageable in the future. An inability to support such costs may result in a reduction in insurance coverage limits or a reduction in compliance that may prove detrimental to the company’s operations.

We rely extensively on key members of our management team, and must attract, retain and motivate key employees to ensure our future success.

The success of the company is dependent on our being able to retain our key current senior management, as well as attract and motivate prospective talented and experienced key employees for managerial, marketing, technical and production positions. We have limited capital and must compete fiercely with other companies for qualified personnel. We are also obliged to maintain competitive compensation packages for our employees as well as continue to motivate them and keep them focused on our mission, strategies and objectives. Continued capital constraints will limit our ability to compete in attracting the appropriate qualified personnel. Moreover, while management is contemplating the implementation of several employee benefit packages and programs as well as a stock option plan to support its personnel recruitment efforts, the Financial Accounting Standards Board and other agencies have proposed, and are currently considering, changes the United States Generally Accepted Accounting Principles, (GAAP), that would require that the company, and other companies, record a charge to earnings for employee stock option grants and other equity incentives. These changes may make it difficult and expensive to attract, retain and motivate critical employees, which could in turn impair our ability to compete effectively for qualified personnel, and ultimately, negatively impact our financial performance.

We have an accumulated deficit and have incurred recurring operating losses. There is significant doubt about our ability to continue as a going concern.

The report of our independent accountants on our December 31, 2003 consolidated financial statements contained an explanatory paragraph stating that we have incurred significant recurring losses from operations since inception and have a working capital deficit which raises substantial doubt about our ability to continue our business as a going concern. For the years ended December 31, 2003 and 2002 , we incurred net losses of $204,886 and $338,184, respectively. Our operational efficiency has however continued to improve, as reflected in our higher revenues, lower expenses and narrower loss this year as compared to the prior year. A substantial portion of these losses are from the impact of accelerated fixed asset depreciation as well as the interest expense incurred in connection with our purchase of critical production equipment. The company is moving aggressively to diversify its revenue base and management is extremely vigilant over expenses. The company is however in a very capital intensive business and will require additional financing to consummate its growth plans. The company is currently seeking a $300,000 line of credit secured by its receivable and inventory to provide added financial support in its daily operations. However, there can be no assurance that it will be able to obtain the line of credit or, if obtained, that it will be on terms acceptable to the company. The company also continues to pursue sales of its stock to interested investors to support its capital requirements. During the 1st quarter of FY2004, the company sold 316,665 shares to five investors at a price of $.15 cents each for a total of $47,500. While the company intends to pursue such stock sales in the future, there can be no assurance that it will be able to receive such sustained patronage form investors in the future. The company is also pursuing additional capital in the form of a private placement of up to $2,000,000 of its stock or through a registration of its stock for sale through a public offering. Although the company is in discussions with several investment bankers, there can be no assurance that the company will be able to obtain the needed financing, or that such financing, if available, will be on terms acceptable to the company.

ITEM 7.	FINANCIAL STATEMENTS

Our Consolidated Financial Statements for the fiscal years ended December 31, 2003 and 2002 are included herein.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year, specifically on March 6, 2003, the company dismissed Sharpton Brunson and the Board of Directors engaged Daszkal Bolton LLP (Daszkal Bolton”) as of March 7, 2003. The decision to dismiss Sharpton Brunson was recommended and approved by the board of directors of the company. Sharpton Brunson’s report on the company’s financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During each of the fiscal years ended December 31, 2001 and 2002 and the interim period through March 6, 2003, there were no disagreements with Sharpton Brunson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sharpton Brunson, would have caused Sharpton Brunson to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such year.

ITEM 8A.	CONTROLS AND PROCEDURES

On March 10, 2004, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Name	Age	Position
Ronald LaPrade	59	Director, Chairman of The Board
McIvan Jarrett	51	Director, President, CEO, Treasurer
Jerrold Brooks	70	Director, Executive Vice President, Secretary
Nelson Futch	78	Director, Vice President, Assistant Secretary
Dr. Cordell Adams	44	Director
James Jaffe	48	Director

Ronald LaPrade serves as Chairman of the board of directors. From 1988 to October 2001, Mr. LaPrade was Director of Plant and Development Engineering and a member of the management team of Noven Pharmaceuticals, Inc. (Nasdaq: NOVN), a developer and manufacturer of advanced transdermal drug delivery products and technologies, and prescription transdermal products. Mr. LaPrade holds a degree in Engineering from North Carolina State University and earned a Masters degree in Polymer Engineering in 1976. Mr. LaPrade holds six product and process technology patents.

McIvan A. Jarrett has been a company director since March 2, 2001 and has served as the company’s President and Treasurer since that time. Mr. Jarrett is the founder and is currently and has been since 1990, the President of The Equity Holding Group 11, Inc (“EHG”). EHG is a private investment management company with equity interest in the industrial manufacturing and consumer products industries. Mr. Jarrett is also the managing partner of Equity Management Partners, a private investment partnership, as well as the founder and President of Epitomi, Inc., a manufacturer and distributor of consumer personal and hair care products, and Stonebridge Properties, Inc., a private real estate investment company. From April 1997 to September 1999, Mr. Jarrett was a managing director of Baytree Investors, Inc., a private international merchant-banking firm with over 60 offices worldwide engaged in the acquisition, development and sale of large-sized companies. Prior to Baytree, Mr. Jarrett held several executive and leadership positions in corporate finance and banking with several major financial institutions. Mr. Jarrett obtained his Bachelor of Science degree in economics from the University of Sierra Leone in 1976 and a master degree in Business Administration from the University of Miami in 1987.

Jerrold Brooks has been one of the company’s directors since March 2, 2001 and has served as the company’s executive vice President and Secretary since such time. Mr. Brooks is also a managing member of Equity Management Partners. Since 1986, Mr. Brooks has been a self-employed private financial and management consultant to emerging and mature companies in the areas of strategic growth planning, operations and management information systems and financial management. Mr. Brooks obtained a degree in Business Administration from City University of New York, Baruch School of Business administration in 1964.

Nelson Futch has been one of the company’s directors since March 2, 2001 and has served as the company’s Vice President since such time. Mr. Futch is also a member of Equity management Partners. From June 1995 to November 1998, Mr. Futch served as a board member and the Vice President of Communications for Tel3, Inc., a long distance telephone service reseller. Tel3 Inc. filed a voluntary petition for protection from creditors under Chapter 11 of the U.S. bankruptcy Code in the fall of 1998. Mr. Futch obtained a degree in journalism from Temple University in 1947.

Cedric Cordell Adams, M.D. is a Doctor of Ophthalmology licensed in Texas and California has been one of the company’s directors since July 18, 2001. Dr. Adams has been a private medical practitioner and investor since 1986. Dr. Adams earned his medical degree in 1986 from Baylor College of Medicine, and is a member of the American medical association, American Academy of Ophthalmology, California Association of Ophthalmology, Texas medical Association, the Dallas County Medical society and the Contact Lens Association of Ophthalmology.

James Jaffe has been one of the company’s directors since July 18, 2001. Since 1988, Mr. Jaffe has been a senior executive responsible for all major department store marketing, merchandising and sales management for Jockey International, Inc. Mr. Jaffe earned his B.S. degree in Business Administration with a major in marketing from Rider University in 1977.

The business of the company is managed under the direction of the board of directors. It has responsibility for establishing broad corporate policies and for the overall performance of the company. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and duly qualified. The board elects officers for terms of office set by the board subject only to certain contractual agreements.

During 2003, Newcourt’s Board of Directors met on three occasions.

Corporate Governance Matters

Audit Committee. The Board of Directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire Board of Directors. The Company will have an audit committee established and formalized during the 2004 second fiscal quarter. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers’ liability insurance. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

Board of Directors Independence. Our Board of Directors consists of six members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. However, Messrs. Futch, Adams and Jaffe are considered “independent” within the meaning of Section 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4200.

Audit Committee Financial Expert. We have not yet formalized an audit committee, and, therefore, we have no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company’s financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code, and (e) accountability for adherence to the Code. We have not yet adopted a Code of Ethics, nor are we under any legal obligation to do so. If and to the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices. We do not currently maintain a corporate website.

Nominating Committee. We have not yet established a nominating committee. Our Board of Directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

Compensation Committee. We have not yet formalized a compensation committee. Our Board of Directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

ITEM 10.	EXECUTIVE COMPENSATION

The following table outlines the cash and/or other compensation paid by the company to its executive officers for the three-year period ending December 2003.

Mr. Jarrett and Mr. LaPrade are employed under respective three-year $60,000 per year contracts that automatically renew for an additional term of one year after the initial three-year term, which expires on May 2, 2005. The contracts allow for an increase in salary of $50,000 per year provided certain board established performance goals are met. The contracts also allow for an annual bonus equal to 3% of the company’s pre-tax profits.

Nelson Futch received compensation of $1,600 and Jerrold Brooks received $3,000 for services on the Board of Directors during the 2003 fiscal year.

The Company has no stock option grant program or any other employee incentive compensation program, and no options or other compensatory stock grants have been provided to any executives or employees of the Company.

SUMMARY COMPENSATION TABLE

				Other Compensation	Options/ Grants
Name/Position	Year	Salary
Ron LaPrade Chairman	2003 2002 2001	$ $ $	60,000 72,000 -0-	None None None	None None None

McIvan Jarrett President/CEO	2003 2002 2001	$ $ $	60,000 24,000 -0-	None None None	None None None

Jerrold Brooks Executive VP	2003 2002 2001	$ $ $	3,000 2,400 2,400	None None None	None None None

Nelson Futch Vice President	2003 2002 2001	$ $ $	1,600 1,200 1,200	None None None	None None None

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 previously filed and discussion with our transfer agent, no person subject to Section 16(a) of the Exchange Act failed to timely file any of the foregoing reports.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth common stock ownership information as of March 31, 2004, with respect to each person known to own more than 5% of the company’s stock, each of the company’s executive officers and directors and all directors and executive officers as a group. Information with respect to the percent of class is based on 2,000,000 shares of preferred stock and 16,776,150 shares of common stock issued and outstanding as of March 31, 2004.

Beneficial Owner	Shares of Common	% of Class	Shares of Preferred	% of Class
Ron LaPrade (1)	2,699,998	16.0	1,000,000	50%
McIvan Jarrett (2)	5,362,474	31.9	1,000,000	50%
Jerrold Brooks (3)	1,618,119	9.6
Nelson Futch (4)	323,491	1.9
Cedric Cordell Adams, M.D. (5)	1,100,000	6.5
James Jaffe (6)	1,133,336	6.7
Equity Management Partners (7)	6,656,190	39.6
Goldco Properties
Limited Partnership (8)	717,000	4.2
All executive officers and directors as a group (six persons)	12,237,448	73.0	2,000,000	100%

(1)	Mr. LaPrade is our Chairman of the Board.
(2)	Mr. McIvan Jarrett, our President, CEO, Treasurer and Director, is also a Managing Partner and holds a controlling interest in Equity Management Partners. Accordingly, Mr. Jarrett is deemed to be the beneficial owner of 2,662,476 shares of our common stock held by Equity Management Partners, LLC.
(3)	Mr. Jerrold Brooks, our Executive Vice President, Secretary and Director, is a managing member of Equity Management Partners. Accordingly, Mr. Brooks is deemed to be the beneficial owner of 1,618,119 shares held by Equity Management.
(4)	Mr. Nelson Futch, our Vice President, Assistant Secretary and Director,, is a member of Equity Management Partners and may be deemed to have shared voting and investment power over 323,491 shares of our common stock held by Equity Management.
(5)	Director Dr. Cedric Cordell Adams’ address is 3600 Gaston Avenue, Suite 858, Dallas, Texas 75246.
(6)	Director James Jaffe’s address is 2 Cedar Court, Marlboro, New Jersey 07746. The number of shares of our common stock attributed to Mr. Jaffe includes 66,666 shares held by his wife, Robin Jaffe. Mr. Jaffe disclaims beneficial ownership of such shares.
(7)	Equity Management Partners
(8)	Goldco Properties Limited Partnership, whose address is 22154 Martella Avenue, Boca Raton, Florida 33433, is a Florida limited partnership.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our corporate headquarters are located at 12400 SW 134th Court, Suite 11, Miami, Florida 33186, which also serves as the corporate headquarters of the Equity Holding Group 11, Inc., an affiliate of Equity Management Partners, LLC. The company does not currently pay any compensation to EHG for the use of its facilities.

On February 14, 2001, we executed two promissory notes in the amount of $290,250 and $100,000 respectively, for an aggregate principal amount of $390,250, each in favor of Equity Management Partners at an interest rate of 7% and with a maturity of February 15, 2004. We used the proceeds of the notes to provide working capital generally and specifically to cover the expenses of the business combination with Equity Management partners, LLC. As of December 23, 2002, we had made no payments on the notes and the aggregate outstanding principal and interest due on the notes was $459,490. At a special meeting of our board of directors convened on December 23, 2002, and with the concurrence of Equity management partners, the directors approved the conversion of the full amount of the principal and interest on the notes outstanding into shares of our common stock at $1.00 per share. Accordingly, the notes were converted into 459,490 shares of our common stock as of December 23, 2002.

On April 30, 2002, we sold 400,000 shares of our common stock to James Jaffe one of our directors at a price of $0.15 cents per share for an aggregate investment of $60,000. At the same time we sold 199,998 shares of our common stock to three shareholders related to Mr. Jaffe for an aggregate investment of $30,000.

On December 30, 2002 pursuant to board approval (with the abstention of McIvan Jarrett), the Company entered into an agreement for the exchange of securities (The “Exchange Agreement”) among the Company, Quantum Pharmaceuticals, Inc., Engineered Plastics Industries, Inc., and the shareholders of QPI and EPI through which transaction the company acquired 100% of the outstanding securities of each of QPI and EPI in exchange for 2,000,000 newly issued shares of a new series of our preferred stock, par value $0.01 and 5, 399,996 share of our common stock. Mr. Jarrett, a principal and President of our company was a 50% shareholder in both QPI and EPI.

ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.		Exhibit Description

2.1	*	Agreement for Exchange of Securities (the “Exchange Agreement”) dated as of December 30, 2002 among Newcourt Holdings, Inc., Quantum Pharmaceuticals, Inc. (“QPI”), Engineered Plastics Industries, Inc. (“EPI”) and the shareholders of each of QPI and EPI. Schedules and exhibits to the Exchange Agreement will be provided to the Commission upon request.

3.1	(i)*	Second Amended and Restated Articles of Incorporation of Newcourt Holdings, Inc. filed with the Florida Secretary of State on May 1, 2003.

10.1	*	Registration Rights Agreement dated as of December 30, 2002 among Newcourt Holdings, Inc. and the persons listed on Schedule A thereto.

10.2	*	Employment Agreement effective as of May 2, 2003 between Newcourt Holdings, Inc. and McIvan Jarrett.

10.3	*	Employment Agreement effective as of May 2, 2003 between Newcourt Holdings, Inc. and Ronald LaPrade.

10.4	*	Shareholders’ Agreement of Newcourt Holdings, Inc. and Subsidiaries dated as of December 30, 2002 among Newcourt Holdings, Inc. and McIvan A. Jarrett and Roland LaPrade.

31.1	**	Section 302 Certificate of CEO.

31.2	**	Section 302 Certificate of CFO.

32.1	**	Section 906 Certificate of CEO and CFO

*	Incorporated into this report by reference to the Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2003.

**	Filed herewith.

(b)	Reports on Form 8-K.

During the last quarter of the fiscal year ended December 31, 2003, the Company filed no reports on Form 8-K.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by Daszkal Bolton LLP and Sharpton Brunson for the 2003 and 2002 fiscal years.

	Fiscal 2003 Daszkal Bolton LLP	Fiscal 2002 Sharpton Brunson	Fiscal 2002 Sharpton Brunson

Audit Fees	$57,080	$16,000	$5,260
Audit-Related Fees	$-0-	$-0-	$-0-
Tax Fees	$10,634	$-0-	$500
All Other Fees	$1,236	$500	$175
	$68,950	$16,500	$5,935

Audit Fees include the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees consist of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees consist of professional services rendered by Daszkal Bolton LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees consist of fees for other miscellaneous items.

The Board of Directors has adopted a procedure for pre-approval of all fees charged by Daszkal Bolton LLP, the Company’s independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to Daszkal Bolton LLP with respect to fiscal year 2003 were pre-approved by the entire Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Coral Springs, Florida on the 12th day of May 2004.

NEWCOURT HOLDINGS, INC.

By:	/s/ McIvan Jarrett
McIvan Jarrett, Principal Executive and
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ McIvan Jarrett	President, Chief Executive Officer, Treasurer and Director	May 12, 2004
McIvan Jarrett

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

of Newcourt Holdings, Inc. and subsidiary

We have audited the accompanying balance sheets of Newcourt Holdings, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newcourt Holdings, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has experienced recurring losses. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

March 19, 2004

NEWCOURT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	December 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash	$2,546	$—
Accounts receivable	122,501	165,330
Inventory	76,065	65,657

Total current assets	201,112	230,987
Equipment, net	1,121,272	1,366,594
Other assets	2,188	—

Total assets	$1,324,572	$1,597,581

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$199,917	$123,050
Bank over draft	—	2,016
Current portion of related party loans	116,188	102,874
Current portion seller note	52,900	58,333
Current portion capital lease payments	16,610	—
Current portion long term finance note	—	4,830
Line of credit	5,563	9,658

Total current liabilities	391,178	300,761

Long term liabilities:
Non-current portion related party loans	$405,814	$399,238
Non-current portion seller note	1,007,930	1,060,412
Non-current portion capital lease payments	16,264	—
Non-current portion long term finance note	—	228,247

Total long term liabilities	1,430,008	1,687,897

Total liabilities	$1,821,186	$1,988,658

Shareholders’ deficit
Preferred stock, $.01 par value; 5,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2003 and 2002	20,000	20,000
Common stock, $.001 par value; 200,000,000 shares authorized; 16,459,484 and 5,399,996 shares issued and outstanding at December 31, 2003 and 2002	16,459	5,400
Additional paid-in capital	(459,796)	(416,477)
Accumulated deficit	(73,277)	—

Total shareholders’ deficit	(496,614)	(391,077)

Total liabilities and shareholders’ deficit	$1,324,572	$1,597,581

See accompanying notes to consolidated financial statements.

NEWCOURT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Year Ended December 31
	2003	2002
Sales	$1,619,075	$1,274,547

Cost of sales	702,846	472,687

Gross profit	916,229	801,860

Operating expenses:
Selling, general and administrative	713,132	745,876
Depreciation and amortization	279,350	254,488

Total operating expenses	992,482	1,000,364

Interest expense	128,633	139,680

Loss before income taxes	(204,886)	(338,184)
Benefit (provision) for income taxes	—	—

Net loss	$(204,886)	$(338,184)

Net loss per share - basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares - basic and diluted	12,762,888	5,399,996

See accompanying notes to consolidated financial statements.

NEWCOURT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDRS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock		Common Stock		Additional Paid in Capital
	Number	Amount	Number	Amount		Accumulated Deficit	Total
Balance December 31, 2001	2,000,000	20,000	5,399,996	5,400	(78,293)	—	(52,893)

Net loss	—	—	—	—	—	(338,184)	(338,184)

Reorganization from a S Corporation to a C Corporation (See Note 9)	—	—	—	—	(338,184)	338,184	—

Balance December 31, 2002	2,000,000	20,000	5,399,996	5,400	(416,477)	—	(391,077)

Net assets assumed in Share exhange	—	—	11,059,488	11,059	88,290	—	99,349

Reorganization from a S Corporation to a C Corporation (See Note 9)	—	—	—	—	(131,609)	131,609	—

Net loss	—	—	—	—	—	(204,886)	(204,886)

Balance December 31, 2003	2,000,000	20,000	16,459,484	16,459	(459,796)	(73,277)	(496,614)

See accompanying notes to consolidated financial statements.

NEWCOURT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	For the Year Ended December 31,
	2003	2002
Net cash provided by operating activities:
Net loss	$(204,886)	$(338,184)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	279,350	254,488
Loss on sale of equipment	39,267	—
Common stock issued for services	—	2,000

Changes in Assets and liabilities net of effects from share exchange
Increase (decrease) in accounts receivable	42,829	(90,295)
Increase in inventory	(52,918)	(65,657)
Increase in other asstes	(2,188)	—
Increase in accounts payable	85,262	116,864
Decrease in bank overdraft	(2,016)	—
Increase (decrease) in accrued expenses	(6,186)	6,186

Net cash provided by (used in) operating activities	178,514	(114,598)

Cash flows from investing activities:
Cash acquired in share exchange	2,634	—
Proceeds from sale of property, plant and equipment	14,000	—
Purchase of property and equipment	(10,800)	(134,400)

Net cash provided by (used in) investing activities	5,834	(134,400)

Cash flows for financing activities:
Cash overdraft	—	2,016
Increase in shareholder advances	—	121,062
Proceeds from line of credit	1,524	9,658
(Repayments) on line of credit	(5,619)	—
Proceeds from stockholder loans	231,567	—
Repayment of notes payable - finance company	(233,077)	(4,110)
Repayment related party loan	(3,143)	—
Repayments of stockholder loans	(77,234)	—
Repayments of seller notes payable	(57,915)	(127,007)
Proceeds from related party note	16,000	151,300
Repayments of capital lease	(10,800)	—
Proceeds from capital lease	10,800	—

Net cash (used in) provided by financing activities	(127,897)	152,919

Net increase (decrease) in cash and equivalents	56,451	(96,079)
Cash at beginning of period	—	96,079

Cash at end of period	$56,451	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$127,567	$69,980

Non cash investing activities
Equipment purchased under capital lease	$43,673	$—

See accompanying notes to consolidated financial statements.

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Newcourt Holdings, Inc. is a vertically integrated enterprise operating within the respiratory, pharmaceutical distribution and medical packaging industries. The company has 22 employees in manufacturing, engineering, sales and administrative capacities. We have two wholly owned subsidiaries, Quantum pharmaceuticals, Inc. and Engineered Plastics industries. Inc.

Engineered Plastics Industries, Inc. ( “EPI”) is a Hialeah, Florida-based manufacturer and distributor of pharmaceutical grade disposable plastic vials and was incorporated on October 8, 2001. The vials are produced through an extruded blown molding process utilizing low-density polyethylene. The vials are used by pharmacies in the filling and dispensation of respiratory medication prescribed by physicians for patients with chronic obstructive pulmonary diseases as well as other pulmonary and bronchial disorders. The Company also designs and manufacturers the filling stations and heat-sealing machines integral to the hygienic sealing of the vials. The manufacture of vials represents about 80% of the Company’s business. The remaining 20% is comprised of ancillary filling and sealing stations that the Company designs, assembles and sells to pharmacies and other licensed providers of respiratory medicines.

Quantum Pharmaceuticals, Inc. (“QPI”) was incorporated in December 2001, with operations beginning in March 2002. QPI is a Hialeah, Florida based company established as a wholesale distributor of respiratory medications, pharmacy supplies, generic drugs, medical devices, disposable medical supplies and ancillary products to various independent as well as mail order pharmacies, hospitals and clinics worldwide.

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

Cash and Cash Equivalents

For purposes of the cash flow statements, the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2003 and 2002 the Company has no cash equivalents.

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

Revenue Recognition

The Company recognizes revenue when

•	Persuasive evidence of an arrangement exists

•	Shipment has occurred

•	Price is fixed or determinable, and

•	Collectability is reasonably assured

Subject to these criteria, we recognize revenue at the time of shipment of the relevant merchandise.

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

New Accounting Pronouncements

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities “VIE” and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 was fully adopted in the third quarter of 2003.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The requirements of this Statement apply to issuers’ classification and measurement of freestanding financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2004.

The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts receivable, accounts payable and notes payable. The recorded value of the accounts receivable and accounts payable approximate their fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based as its interest rate approximates the market rate.

NOTE 4 – RELATED PARTY TRANSACTIONS

Certain board members received management fees to perform and conduct the business of the Company. Management fees paid during the years ended December 31, 2003 and 2002, were $4,600 and $3,600, respectively. On December 31, 2003 a related party loaned the Company $231,566. The note is amortized based on a 20-year amortization at 5% per annum with a balloon payment of $193,974 due on December 31, 2008. The proceeds were used to payoff the finance note payable.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Sales to one customer for the year ended December 31, 2003 represented approximately 31% total sales. Approximately 17% total accounts receivable at December 31, 2003 are due from this customer.

NOTE 6 – LINE OF CREDIT

In September 2002, the Company obtained a demand line of credit from a financial institution with a total available balance of approximately $10,000. This line of credit bears interest at 9.49%. The balance at December 31, 2003 and 2002 was $5,563 and 9,658, respectively.

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHARE EXCHANGE

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

NOTE 8 – STOCKHOLDERS’ EQUITY RECAPITALIZATION

Prior to the merger with Newcourt Holdings, Inc. EPI/QPI were S corporations. Upon the completion of the merger, EPI/QPI became C Corporations. Under SEC Staff Accounting Bulletin Topic 4 (B), the undistributed earnings (losses) of an S Corporation are treated as a constructive distribution to the owners followed by a contribution of the capital to the new C Corporation. On the effective date of the merger, May 2, 2003, the Company reclassified the accumulated deficit to date of $131,609 to additional paid in capital.

NOTE 9 – EQUIPMENT AND LEASEHOLDS

Equipment and leasehold improvements consisted of the following at December 31, 2003 and 2002:

	2003	2002
Equipment and furniture	$1,179,991	$1,214,818
Filling and sealing machine inventory	229,409	186,900
Leasehold improvements	282,500	282,500

	1,691,900	1,684,218
Less: accumulated amortization and depreciation	(570,629)	(316,437)

Equipment and leasehold improvements, net	$1,121,271	$1,367,781

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was $279,350 and $254,488, respectively.

NOTE 10 – NOTES PAYABLE

At December 31, 2003 and 2002, the following notes payable were outstanding:

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002
Sellers’ Note:
Note payable to an entity in monthly installments of $10,454, including interest at 7%, due in October 2016, secured by assets purchased in the original purchase agreement dated October 8, 2001.	$1,060,830	$1,118,746

Shareholder’s Subordinated Notes:

Notes payable to related parties, requires monthly payments of $10,462, including interest of 7% due in March 2005 and January 2007.	292,703	370,812

Notes payable to shareholder in monthly installments of principal and interest of $1,528. Beginning in September, 2003 for twenty years with a ballon payment of $193,974 in 2008.	229,299	—

Note payable to Newcourt Holdings, Inc., a related party. Principle and accrued interest is due in one lump sum payment on December 31, 2005.	—	131,300

Long-term Finance Note:
Note payable to a bank in monthly installments of $3,530, including interest at 16.25%, due in November 2016, secured by assets of the Company.	—	233,076

	1,582,832	1,853,934

	(169,088)	(166,037)

	$1,413,744	$1,687,897

Future maturities of long-term debt are as follows as of December 31, 2003:

Years Ending December 31,	Seller Note	Related Party	Totals 2003
2004	$52,900	$116,187	$169,087
2005	56,724	38,920	95,644
2006	60,824	83,876	144,700
2007	65,221	78,062	143,283
Thereafter	825,161	204,957	1,030,118

	$1,060,830	$522,002	$1,582,832

NOTE 11 – FINANCIAL ANALYSIS AND LIQUIDITY

The Company has incurred operating losses and negative cash flows from operations and has funded its start up costs and related operating deficits by loans from a member of the Company and sales of common stock. The Company is dependent on this and other sources of financing to meet its future obligations. These factors raise doubt about the Company’s ability to continue as a going concern. Management’s plan is no continue to build its sales force to increase sales, explore acquisition

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

opportunities that would enable it to diversify and expand its revenue base, while tightening controls and lowering its expenses. If the Company is unsuccessful in implementing these measures it will be required to seek additional outside funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12—INCOME TAXES

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

For income tax purposes, the Company has elected to capitalize start-up costs incurred during 2001 and 2002 totaling $296,159. The start-up costs will be amortized over sixty months beginning in 2003. An analysis of the components of the loss before income taxes and the related income tax benefit is presented in the following tables. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

The (provision) benefit for income taxes consists of the following:

	2003	2002
Current	$—	$—
Deferred	—	—

	$—	$—

Deferred tax assets for December 31, 2003 and 2002 consist of the following:

	2003	2002
Deferred tax asset:
Tax benefit of capitalized start-up costs	$113,497	$121,605
Net operating loss	63,181	27,498
Less: valuation allowance	(176,678)	(149,103)

Deferred tax asset	$—	$—

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended December 31, 2003 and 2002, is as follows:

	2003	2002
Federal income tax at the statutory rate of 34%	$(69,661)	$(79,124)
Non deductible Sub S Loss	$44,747	$—
State tax, net of federal benefit	(2,660)	(8,448)
Increase in valuation allowance	27,574	87,572

	$—	$—

The Company has a net operating loss carry forward of approximately $167,900 which will begin to expire in 2018.

NOTE 13 – LEASE COMMITMENTS

Certain non-cancellable leases are classified as capital leases and leased assets are included as part of property and equipment. Other leases are classified as operating leases and thus are not capitalized.

The Company leases its corporate offices under an operating lease agreement, which expires October 5, 2005. Total rental expense amounted to $38,008 and $38,008 for the years ended December 31, 2003 and 2002.

In 2003 The Company entered into certain capital leases. The leased property under the capital leases consisted of office equipment and filling and sealing machines, as of December 31, 2003 had a cost of $43,673, and accumulated depreciation of $9,392. Amortization of the leased property is included in depreciation expense.

Engineered Plastics sold equipment to a thirdparty for cash. Quantum then leased back the equipment under a capital lease. Quantum has leased the equipment to a customer under a two year agreement and anticipates collecting $14,400 in lease income over the two year period.

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Future minimum lease payments for these leases at December 31, 2003, are as follows:

Years Ending December 31,	Capital Leases	Operating Leases
2004	$18,206	$38,008
2005	10,160	28,506
2006	8,744	—
2007	5,488	—
Thereafter	—	—

Total minimum lease payments	42,598	$66,514

Less: amount representing interest	(6,118)

Present value of net minimum lease payments	36,480
Less: current portion	(18,206)

Noncurrent portion	$18,274

NOTE 14 – SEGMENT REPORTING

The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique marketing, distribution and technology requirements.

The two reportable segments of the Company are Engineered Plastics Industries, Inc. (EPI) and Quantum Pharmaceuticals, Inc. (QPI), EPI’s revenue is generated from the sale of plastic vials. QPI’s revenue is generated from the sale of respiratory medications, pharmacy supplies generic drugs and disposable medical supplies.

NEWCOURT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss. Information for reportable segments is as follows:

2003	QPI	EPI	Total
Revenue	$135,620	$1,483,455	$1,619,075
COGS	152,586	550,260	702,846
S G &A	264,382	448,750	713,132
Depreciation Expense	—	279,350	279,350

Segment gain/(loss)	$(281,348)	$205,095	$(76,253)

Interest expense			(128,633)

Net loss			$(204,886)

Exhibit Index

Exhibit No.	Description
31.1	Section 302 Certificate of CEO

31.2	Section 302 Certificate of CFO

32.1	Section 906 Certificate of CEO and CFO